Form 10-Q
period 1995-03-31
MATEWAN BANCSHARES INC
filed 1995-05-16
CIK 742246

FORM - 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 1995

Commission file number 33-17172

Matewan BancShares, Inc.
(Exact name of registrant as specified in its charter)

      Delaware                                  55-0639363
(State or other jurisdiction of              (I.R.S Employer
incorporation or organization)               Identification No.)

Box 100
Second Avenue and Vinson Street
Williamson, West Virginia                     25661
(Address of principal executive offices)    (Zip Code)

304 235-1544
(registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1 Par Value - 3,332,904 shares March 31, 1995













Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 31, 1995, March 31,
        1994, and December 31, 1994
     Consolidated Statements of Income - Three months ended
        March 31, 1995 and March 31, 1994
     Consolidated Statement of Changes in Shareholders' Equity
        for the three months ended March 31, 1995 and 1994 Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994
     Notes to Consolidated Financial Statements

Item 2. Manangement's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES






























CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(dollars in thousands, except per share data)

                              March 31  December 31     March 31
ASSETS                            1995         1994         1994

Cash and due from banks        $17,505      $20,539      $19,372
Federal funds sold              10,505        4,770       18,841
 Cash and cash equivalents      28,010       25,309       38,213

Interest bearing deposits
 in other banks                    265        2,876        1,920

Investment securities:
 Available-for-sale at
   fair value                   10,806       11,051       10,965
 Held-to-maturity at cost       98,122       98,930       89,571
   (Approximate fair value
    $96,652 at March 31, 1995;
    $89,570 at March 31, 1994;
    and $95,904 at December 31,
    1994)

Loans - net                    216,710      214,744      196,051

Premises and equipment           9,177        9,252        7,966

Accrued interest receivable
 and other assets                8,896        9,248        8,227

TOTAL ASSETS                  $371,986     $371,410     $352,913
                              ========     ========     ========


See Accompanying Notes to Consolidated Financial Statements


















CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(dollars in thousands, except per share data)


                               March 31  December 31     March 31
LIABILITIES AND                    1995         1994         1994
SHAREHOLDERS' EQUITY

Deposits:
 Non-interest bearing          $44,197      $44,130       $41,920
 Interest bearing              268,252      266,517       258,005

 TOTAL DEPOSITS                312,449      310,647       299,925

Short-term borrowings:
 Repurchase agreements          12,299       12,089         6,080
 Other                           1,419        2,908         4,457
 TOTAL SHORT TERM
 BORROWINGS                     13,718       14,997        10,537
Accrued interest payable
 and other liabilities           3,079        3,963         3,455

TOTAL LIABILITIES              329,246      329,607       313,917

SHAREHOLDERS' EQUITY

Preferred stock
 $1 par value; 1,000,000 shares
 authorized; none issued
Common Stock - $1 par value        3,349        3,349         3,349
 10,000,000 shares authorized;
 3,349,344 shares outstanding,
 including 16,440, 14,640, and
 15,640 shares in treasury at
 March 31, 1995, March 31, 1994,
 and December 31, 1994

Surplus                          6,460        6,460         6,460
Retained earnings               33,091       32,185        29,192
Treasury stock                     (64)         (48)          (30)
Net unrealized loss on
 available-for-sale
 securities, net of income
 taxes of $49                      (96)        (143)           25
TOTAL SHAREHOLDERS' EQUITY      42,740       41,803        38,996

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         $371,986     $371,410      $352,913
                              ========     ========      ========


See Accompanying Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(dollars in thousands, except per share data)

                                         Three months ended
                                    March 31, 1995     March 31, 1994
INTEREST INCOME
 Interest and fees on loans                 $5,959             $5,080
 Interest and dividends
 on investment securities:
  Taxable                                    1,473              1,556
  Tax-exempt                                    27                 10
 Other interest income                         146                125
TOTAL INTEREST INCOME                        7,605              6,771

INTEREST EXPENSE
 Deposits                                    2,758              2,424
 Short-term borrowings                         142                 40
TOTAL INTEREST EXPENSE                       2,900              2,464

NET INTEREST INCOME                          4,705              4,307
PROVISION FOR LOAN LOSSES                      345                451

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                    4,360              3,856

OTHER INCOME
 Service fees                                  384                259
 Other                                         201                217
 Credit life insurance
   commissions                                 134                120
TOTAL OTHER INCOME                             719                596

OTHER EXPENSES
 Salaries and employee
   benefits                                  1,455              1,237
 Net occupancy                                 239                158
 Advertising                                   140                197
 Federal deposit insurance                     195                192
 Other                                       1,114                950
TOTAL OTHER EXPENSE                          3,143              2,734

INCOME BEFORE INCOME TAXES                   1,936              1,718
APPLICABLE INCOME TAXES                        697                639
NET INCOME                               $   1,239          $   1,079
                                         =========          =========

Net income per share                          $.37               $.32
                                         =========          =========


Average common shares
 outstanding                             3,333,471          3,334,704

                                         =========          =========



See Accompanying Notes to Consolidated Financial Statements




CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(dollars in thousands, except per share data)

                   Net

            Unrealized

               Loss on

            Available-
                                         Common      Capital
Retained  Treasury   for-Sale
                                          Stock      Surplus
Earnings     Stock Securities       Total

Balance January 1, 1994                    $837       $8,972
$28,321      ($30)     ($69)     $38,031

Adjustment to beginning balance for
  change in accounting method, net
  of income tax effect of $30
                  127          127

Change in net unrealized loss on
  available-for-sale securities, net of
  income tax effect of $50                    0            0
0         0       (33)         (33)

Dividends on Common Stock                     0            0
(208)        0         0         (208)
    ($.0625 per share)

Net income                                    0            0
1,079         0         0        1,079

Four-for-one stock split in the form of
  a 300% stock dividend                   2,512       (2,512)
0         0         0            0

Balance March 31, 1994                   $3,349       $6,460
$29,192      ($30)      $25      $38,996
                                        =======    =========
==========    ======    ======   ==========




                   Net

            Unrealized

               Loss on

            Available-
                                         Common      Capital
Retained  Treasury   for-Sale
                                          Stock      Surplus
Earnings     Stock Securities       Total

Balance January 1, 1995                  $3,349       $6,460
$32,185      ($48)    ($143)    $41,803

Treasury Stock Purchases
        (16)                  (16)

Change in net unrealized loss on
  available-for-sale securities, net of
  income tax effect of $19                    0            0
0         0        47          47

Dividends on Common Stock                     0            0
(333)        0         0        (333)
    ($.10 per share)

Net income                                    0            0
1,239         0         0       1,239


Balance March 31, 1995                   $3,349       $6,460
$33,091      ($64)     ($96)    $42,740
                                        =======    =========
==========   ======= --=======  ==========



See Accompanying Notes to Consolidated Financial Statements













CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(dollars in thousands)
                                           For the three months ended
                                            March 31,          March 31,
                                                1995               1994
OPERATING ACTIVITIES

NET INCOME                                    $1,239             $1,079

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                    175                148
 AMORTIZATION                                    147                 56
 PROVISION FOR LOAN LOSSES                       345                451
 PROVISION FOR DEFERRED TAXES                     13                  8
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                    298               (173)
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                 (935)             1,272
NET CASH PROVIDED BY OPERATING ACTIVITIES      1,282              2,841


INVESTING ACTIVITIES

 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                3,261              1,000
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                 16,145             13,503
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                  (2,946)                 0
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                 (15,430)           (15,211)
 NET CHANGE IN INTEREST BEARING
  DEPOSITS IN OTHER BANKS                      2,611             (1,918)
 NET CHANGE IN LOANS                          (2,312)              (649)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                 (265)              (480)
 PROCEEDS FROM SALE OF
  PREMISES AND EQUIPMENT                         165                  0
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                           1,229             (3,755)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                        1,802              8,772
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                  (1,279)            (1,053)
 CASH DIVIDENDS PAID                            (333)              (208)
NET CASH PROVIDED BY
FINANCING ACTIVITIES                             190              7,511

NET CHANGE IN CASH AND CASH EQUIVALENTS        2,701              6,597

CASH AND EQUIVALENTS AT BEGINNING OF YEAR     25,309             31,616

CASH AND EQUIVALENTS AT END OF PERIOD    $    28,010        $    38,213
                                          ==========         ==========


See Accompanying Notes to Consolidated Financial Statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
MARCH 31, 1995
(Dollars in thousands, except per share data)

1. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Matewan BancShares, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

2. The financial statements presented herein reflect Matewan
BancShares, Inc. and its consolidated subsidiaries, The Matewan
National Bank, Matewan Bank FSB, and Matewan Venture Fund, Inc.

3. The Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of collateral if the loan is collateral dependent. The adoption and implementation of this standard has not had a material effect on the Company's financial statements.

At March 31, 1995, the recorded investment in loans that are considered to be impaired under FASB 114 was $2,838 (of which $1,262 were on a nonaccrual basis). Included in this amount is $1,610 of impaired loans for which the related allowance for credit losses is $565 and $1,228 of impaired loans for that because of adequate collateral positions do not have a specific allowance for credit losses.













MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Dollars in thousands, except for share data)

FINANCIAL CONDITION

During the three month period ended March 31, 1995, total assets and total deposits increased approximately $576 and $1,802 respectively compared to December 31, 1994. Year end figures for both categories were inflated $4,000 by a short term commercial deposit that was not expected to remain beyond January of the current year. Consequently, actual core growth in both categories over the first quarter of 1995 was stronger than period end comparisons might suggest. Total assets at March 31, 1995 increased approximately $19,073 since March 31, 1994. This level of growth and the concurrent asset mix reflect the effects of both the Company's market expansion efforts and increased loan demand in the Company's core market over this time. Deposit growth of approximately $12,524, short term borrowing growth of approximately $3,818 and retained earnings growth of approximately $3,899 provided funding for most of the asset growth in this twelve month period.

The asset structure of the Company's balance sheet at March 31, 1995 compared to March 31, 1994 reflects several substantive trends. Net loans have increased approximately $20,659 over the prior period level reflecting composition levels of 58.3% and 55.6% of total assets. Increasing market penetration, new market expansion, and generally strong loan demand over this interval of time are the major reasons for this increase. Deposit and short term borrowing growth funded most of this loan growth, increasing approximately $15,705 over the same time period. Investment securities have increased approximately $8,392 over the same period, representing 29.3% of the Company's total assets on March 31, 1995 versus 28.5% on March 31, 1994. Cash and cash equivalent balances decreased approximately $10,203 over the same interval. Interest bearing deposits in other banks decreased approximately $1,655. Virtually all of the growth in the investment portfolio over this time was funded through decreased levels of cash and interest bearing deposits in other banks. Relatively more attractive yields available in investment securities rendered them more attractive investment alternatives than federal funds sold or short term deposits over this intervening time period, particularly in the first quarter of 1995. Premises and equipment increased approximately $1,211, or 15.2% over prior period levels. Commencement of operations for two Matewan Bank FSB facilities and relocation of the principal executive and lending offices of the Company account for most of the increase.

Deposits increased approximately $12,524 (4.2%)and short term borrowings approximately $3,181 (30.2%)in the prior twelve months. Non-interest bearing deposits and interest bearing deposits increased approximately $2,277 (5.4%)and $10,247 (4.0%), repectively, at March 31, 1995, from March 31, 1994. The two Matewan Bank FSB operations produced approximately $2,706 and $20,358 of non-interest bearing and interest bearing deposit balances during this period. Both depository subsidiaries of the Company have interest rate structures that offer yields that have been consistently competitive with other deposit products available in the market over this same time frame. Because of its deposit pricing posture, the Company has been able to insulate its earnings from rising interest rate pressures prevalent for the last twelve months.

From March 31, 1994 to March 31, 1995, short-term borrowings have increased approximately $3,181. Factors contributing to these changes are the volatile nature of these funds (primarily tax deposits) and the increase in public funds placed with Company affiliates. It has become Company policy to place as much public funds as possible in nondeposit instruments. Other liabilities decreased approximately $376 over period from March 31, 1994 through March 31, 1995.

Internal capital retention has allowed for equity growth of approximately $3,744 from March 31, 1994 through March 31, 1995. Equity capital as a percentage of total assets was 11.48% and 11.04% at March 31, 1995 and March 31, 1994, respectively. The percentage on December 31, 1993 was 11.25%. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 19.38% at March 31, 1995, 18.94% at March 31, 1994, and 19.23% at December 31, 1994.

On April 19, 1994, the Company filed an application with the National Association of Securities Dealers, Inc. ("NASDAQ") for the purpose of registering and listing its common stock for trading on the NASDAQ National Market. On June 1, 1994, the common stock of the Company commenced trading on the NASDAQ National Market under the symbol MATE. The initial market makers for the common stock of the Company were Wheat First Butcher Singer, Inc. and Scott & Stringfellow Inc., both of whom continue in that capacity. In November of 1994, Ferris Baker Watts, Inc. also began to make a market for the Company's stock.

On January 10, 1995, the Board of Directors authorized the Company to purchase and hold an additional 100,000 shares of its own Common Stock. Purchases may be made from time to time, subject to regulatory requirements, in the open market or in privately negotiated transactions. Purchased shares may be used from time to time for various corporate purposes.

On January 18, Matewan Bank FSB filed applications with the Office of Thrift Supervision to establish branch offices in two supermarkets in Pikeville, Kentucky and South Williamson, Kentucky. These offices are scheduled to be in full operation before the end of the second quarter of 1995.

On February 14, 1995, the Company executed a contract with Electronic Data Services, Inc. ("EDS"). Although the immediate objective of the agreement was the outsourcing of the core back-office and data processing operations of the Company, the strategic implications of the association with EDS for the Company are much broader. A worldwide leader in providing technology driven solutions in industries far removed from the Company's own, EDS will provide both technology and expertise on a much wider and diverse scale than previously available to the Company. Access to and employment of EDS technology and expertise will enable the Company to concentrate on growing its customer base and expanding market share. Effective management of this technology will supply the basis for a wider and more diverse range of product offerings. It will also provide quicker state of the art delivery systems that should provide the Company with a substantial competitive advantage in any market that it chooses to operate. However, the most immediate effect may be that the Company experiences some near term increases in data processing related expenses.







































MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

SUMMARY

Net income for the first quarter of 1995 was approximately $1,239, or $.37 per share, versus $1,079, or $.32 per share for the same period in 1994. Return on Average Assets was 1.36% and 1.30% for the quarters ended March 31, 1995 and March 31, 1994, respectively. Return on Average Equity was 11.89% and 11.35% for the same respective time periods. Net income for the first quarter of 1995 was approximately $160 higher than that of the first quarter of 1994. First quarter of 1995 net income of $1,239 for earnings and $.37 earnings per share represent first quarter records for the Company.

RESULTS OF OPERATIONS

Net interest income was $4,705 for the quarter ended March 31, 1995 versus $4,307 for the same period ended March 31, 1994. This increase of approximately $398 was attributable to a combination of the Company managing to hold its cost of funds relatively steady in the rising interest rate environment during much of 1995 and the employment of increasingly aggressive pricing in its loan portfolio. It is important to evaluate the Company's performance in the context of it being a short term liability sensitive institution. Under normal circumstances, in a rising interest rate environment, an institution that is liability sensitive in the short run would expect an unfavorable reaction in net interest income as interest-bearing liabilities reprice at higher rates faster than interest-earning assets reprice. Because the Company has exercised extreme vigilance in maintaining its funds pricing positions, as interest rates increased, net interest income was not as vulnerable to erosion as might have been expected. Net Interest Margin (net interest income divided by average earning assets) for the quarter ended March 31, 1995 was 5.69% versus 5.19% for the same period in 1994. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the first quarter of 1995 was $345 versus $451 for the same period in 1994. Non-performing assets (loans past due greater than ninety days, nonaccrual loans, and other real estate owned) approximated $3,303 at March 31, 1995 versus $1,806 at March 31, 1994. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known of anticipated losses, and does not anticipate any further significant losses. The percentage of allowance for loan losses to total non-performing assets was 77.81% and 168.94% at March 31, 1995 and 1994, respectively.

Non-interest income increased $123 (20.3%) during the first quarter of 1995 when compared to the same period in 1994. Service fees and other fees generally increased in the current year due to both normal business growth and expansion realized in the markets served by Matewan Bank FSB. Stronger sales of credit insurance in the same periods translated into commissions approximately $14 higher in 1995 than for the same period in 1994.

Non-interest expenses increased $409 (14.9%)for the first quarter of 1995 over the same period in 1994. Most of this increase was related to expenses incurred in 1995 related to operating two Matewan Bank FSB offices and opening two new offices. Higher personnel and occupancy expenses, in particular, were experienced.

In comparing the three month periods ended March 31, 1995 and March 31, 1994, respectively, net income before taxes increased $218 (12.7%) Applicable income taxes increased by $58 or 9.1%. The effective income tax rate for the first quarter of 1995 was 36.00% versus 37.19% for the first quarter of 1994. This decrease reflects a change in composition of the Company's earnings and favorable tax effects attributable to Matewan Bank FSB.







































Analysis of the allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)

                                       Three months ended
Year-to-date amounts listed through  March 31,    March 31,
                                         1995         1994

Balance at begining of period           $2,932       $2,961


Loans charged-off                         (802)        (441)


Recoveries                                  95           80


Provision for loan losses                  345          451


Balance at the end of period            $2,570       $3,051
                                         =====        =====


Non-performing assets                   $3,303       $1,806


Ratio of allowance for loan losses
to non-performing loans                  77.81%      168.94%































MATEWAN BANCSHARES, INC.

EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are required

(b) None















































SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MATEWAN BANCSHARES, INC.
                                            (Registrant)




March 31, 1995                        By: /s/Dan R. Moore
                                          Dan R. Moore
                                    Chairman of the Board of Directors
                                             and President






March 31, 1995                        By: /s/Lee M. Ellis
                                          Lee M. Ellis
                             Vice President & Chief Financial Officer