Form 10-Q/A
period 1995-03-31
MATEWAN BANCSHARES INC
filed 1995-09-01
CIK 742246

FORM - 10-Q/A
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT TO APPLICATION OR REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 1995

Commission file number 33-17172

Matewan BancShares, Inc.
(Exact name of registrant as specified in its charter)


AMENDMENT NO 1

   The undersigned registrant hereby amends the following item of its March 31, 1995 Form 10-Q as set forth in the pages attached hereto:

EXHIBITS AND REPORTS

(a) Exhibit 27 Financial Data Schedule

     This amendment is filed to incorporate information as
Exhibit 27 which was inadvertantly omitted from the Registrant's
Form 10-Q filing for March 31, 1995.

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