Form 10-Q
period 1995-06-30
MATEWAN BANCSHARES INC
filed 1995-09-06
CIK 742246

FORM - 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 1995

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

Common Stock, $1 Par Value - 3,668,351 shares as of June 30, 1995













Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - June 30, 1995, June 30, 1994, and December 31, 1994
     Consolidated statements of income - Six months and three
       months ended June 30, 1995 and June 30, 1994
     Consolidated statement of changes in shareholders' equity
       for the six months ended June 30, 1995 and 1994 Consolidated statements of cash flows for the six months ended June 30, 1995 and 1994
     Notes to consolidated financial statements

Item 2. Manangement's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES






























CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(dollars in thousands, except for per share data)


                               June 30  December 31       June 30
 ASSETS                           1995         1994          1994

Cash and due from banks        $20,342      $20,539       $16,028
Federal funds sold              11,377        4,770        16,735

 Cash and cash equivalents      31,719       25,309        32,763

Interest bearing deposits
 in other banks                  3,132        2,876         3,557

Investment securities:
 Available-for-sale at
   fair value                    6,970       11,051         8,872
 Held-to-maturity at cost      100,210       98,930        94,044
   (Approximate fair value
    $101,031 at June 30,
    1995; $95,904 at
    December 31, 1994; and
    $93,715 at June 30, 1994)

Loans - net                    221,944      214,744       202,689

Premises and equipment           9,383        9,252         8,455

Accrued interest receivable
and other assets                 9,982        9,248         7,975

TOTAL ASSETS                  $383,340     $371,410      $358,355
                              ========     ========      ========


See Accompanying Notes to Consolidated Financial Statements
















CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(dollars in thousands, except per share data)


                               June 30  December 31       June 30
LIABILITIES AND                   1995         1994          1994
SHAREHOLDERS'EQUITY

Deposits:
 Non-interest bearing          $42,451      $44,130       $42,981
 Interest bearing              270,350      266,517       262,334

 TOTAL DEPOSITS                312,801      310,647       305,315

Short-term borrowings:
 Repurchase agreements          14,706       12,089         7,143
 Other                           8,722        2,908         4,735
 TOTAL SHORT TERM
 BORROWINGS                     23,428       14,997        11,878
Accrued interest payable
 and other liabilities           3,478        3,963         1,212

TOTAL LIABILITIES              339,707      329,607       318,405

SHAREHOLDERS' EQUITY

Preferred stock
 $1 par value; 1,000,000 shares
 authorized; none issued
Common Stock - $1 par value       3,684         3,349         3,349
 10,000,000 shares authorized;
 3,684,104 shares outstanding at
 June 30, 1995, and 3,349,344

 shares outstanding December 31,
 1994, and June 30, 1994, including
 15,753, 15,640, and 14,640 shares
 in treasury stock

Surplus                        12,182         6,460         6,460
Retained earnings              27,893        32,185        30,188
Treasury stock                    (57)          (48)          (30)
Net unrealized loss on
 available-for-sale
 securities, net of income        (69)         (143)          (17)
TOTAL SHAREHOLDERS' EQUITY     43,633        41,803        39,950

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY        $383,340      $371,410      $358,355
                             ========      ========      ========


See Accompanying Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(dollars in thousands, except per share data)

                                 Six months ended          Three months
ended
                               June 30,    June 30,      June 30,
June 30,
                                 1995        1994          1995
 1994

INTEREST INCOME
 Interest and fees on loans     $12,221     $10,265        $6,262
 $5,185
 Interest and dividends
 on investment securities:
  Taxable                         3,029       3,086         1,556
  1,531
  Tax-exempt                         61          23            34
     12
 Other interest income              298         314           152
    189
TOTAL INTEREST INCOME            15,609      13,688         8,004
  6,917

INTEREST EXPENSE
 Deposits                         5,755       4,851         2,997
  2,428
 Short-term borrowings              282         164           140
    124
TOTAL INTEREST EXPENSE            6,037       5,015         3,137
  2,552

NET INTEREST INCOME               9,572       8,673         4,867
  4,365
PROVISION FOR LOAN LOSSES           829         933           484
    481

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES         8,743       7,740         4,383
  3,884

OTHER INCOME
 Service fees                       816         801           432
    542
 Other                              421         230           220
     12
 Credit life insurance
   commissions                      273         332           139
    213
TOTAL OTHER INCOME                1,510       1,363           791
    767

OTHER EXPENSES
 Salaries and employee
   benefits                       3,008       2,480         1,553
  1,243
 Net occupancy                      497         426           258
    268
 Advertising                        347         246           207
     49
 Federal deposit insurance          392         378           197
    186
 Other                            2,273       1,977         1,159
  1,028
TOTAL OTHER EXPENSE               6,517       5,507         3,374
  2,774

INCOME BEFORE INCOME TAXES        3,736       3,596         1,800
  1,877
APPLICABLE INCOME TAXES           1,332       1,288           635
    648
NET INCOME                       $2,404      $2,308        $1,165
 $1,229
                                 ======      ======        ======
 ======

Net income per share               $.65        $.63          $.32
   $.33
                                 ======      ======        ======
 ======


Average common shares
 outstanding                  3,667,500   3,668,174     3,668,304
3,668,174
                              =========   =========     =========
=========



See Accompanying Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(dollars in thousands, except per share data)

                   Net

            Unrealized

               Loss on

            Available-
                                         Common      Capital
Retained  Treasury   for-Sale
                                          Stock      Surplus
Earnings     Stock Securities       Total

Balance January 1, 1994                    $837       $8,972
$28,322      ($30)     ($69)     $38,032

Adjustment to beginning balance for
  change in accounting method, net
  of deferred income taxes
               127          127

Change in net unrealized loss on
  available-for-sale securities, net of
  income tax effect of $38                    0            0
0         0       (75)         (75)

Dividends on Common Stock                     0            0
(442)        0         0         (442)
    ($.1204 per share)

Net income                                    0            0
2,308         0         0        2,308

Four-for-one stock split in the form of
  a 300% stock dividend                   2,512       (2,512)
0         0         0            0

Balance June 30, 1994                    $3,349       $6,460
$30,188      ($30)     ($17)     $39,950
                                         ======      =======
=======    ======      ====      =======




                   Net

            Unrealized

               Loss on

            Available-
                                         Common      Capital
Retained  Treasury   for-Sale
                                          Stock      Surplus
Earnings     Stock Securities       Total

Balance January 1, 1995                  $3,349       $6,460
$32,185      ($48)     ($143)    $41,803

Treasury Stock Purchases                      0            0
0       (35)                   (35)

Treasury Stock Sales                          0           31
0        26                     57

Change in net unrealized loss on
  available-for-sale securities, net of
  deferred income taxes                       0            0
0         0         74          74

Dividends on Common Stock                     0            0
(667)        0          0        (667)
($.1818 per share)

Net income                                    0            0
2,404         0          0       2,404

Common Stock Dividend (10%)                 335        5,691
(6,026)        0          0           0
Cash paid on fractional shares                0            0
(3)        0          0          (3)

Balance June 30, 1995                    $3,684      $12,182
$27,893      ($57)      ($69)    $43,633
                                         ======       ======
=======    ======       ====     =======



See Accompanying Notes to Consolidated Financial Statements












CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(dollars in thousands, except per share data)
                                              For the six months ended
                                             June 30,           June 30,
                                                1995               1994
OPERATING ACTIVITIES

NET INCOME                                    $2,404             $2,308

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                    343                316
 AMORTIZATION                                    293                277
 PROVISION FOR LOAN LOSSES                       829                933
 PROVISION FOR DEFERRED TAXES                     33                 25
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                   (842)                12
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                 (583)             (935)
NET CASH PROVIDED BY OPERATING ACTIVITIES      2,477              2,936


INVESTING ACTIVITIES

 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                7,261              7,000
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                 24,540             17,841
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                  (3,034)            (4,004)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                 (25,990)           (24,173)
 NET INCREASE IN INTEREST BEARING
  DEPOSITS IN OTHER BANKS                       (256)            (3,555)
 NET CHANGE IN LOANS                          (8,029)            (7,769)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                 (639)
(1,137)
 SALES OF PREMISES
  AND EQUIPMENT                                  165                  0
NET CASH USED IN INVESTING
ACTIVITIES                                    (5,982)           (15,797)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                        2,154             14,162
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                   8,431                288

 CASH DIVIDENDS PAID                            (670)              (442)
NET CASH PROVIDED BY
FINANCING ACTIVITIES                           9,915             14,008

NET CHANGE IN CASH AND CASH EQUIVALENTS        6,410              1,147

CASH AND EQUIVALENTS AT BEGINNING OF YEAR     25,309             31,616

CASH AND EQUIVALENTS AT END OF PERIOD        $31,719            $32,763
                                          ==========         ==========


See Accompanying Notes to Consolidated Financial Statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
JUNE 30, 1995
(Dollars in thousands, except for share data)

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

2. The financial statements presented herein include Matewan
BancShares, Inc. and its consolidated subsidiaries, The Matewan
National Bank, Matewan Bank FSB, and Matewan Venture Fund, Inc.

3. The Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of collateral if the loan is collateral dependent. The adoption and implementation of this standard has not had a material effect on the Company's financial statement.

At June 30, 1995, the recorded investment in impaired loans under FASB 114 was $3,841 (of which $622 were on a nonaccrual basis). Included in this amount is $1,441 of impaired loans for which the related allowance for credit losses is $545 and $2,420 of impaired loans that do not have a specific allowance for credit losses.

4. On May 9, 1995, the Board of Directors of Matewan BancShares, Inc. authorized a ten percent (10%) common stock dividend to shareholders of record as of June 1, 1995. Average shares outstanding and per share amounts included in the consolidated financial statements and footnotes have been adjusted for this stock dividend.











MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Dollars in thousands, except for share data)

FINANCIAL CONDITION

Total assets and total deposits at June 30, 1995 increased approximately $11,930 and $2,154, respectively, since December 31, 1994. Year end figures for both categories included a $4,000 short term commercial deposit that was not expected to remain beyond January of the current year. Consequently, actual core growth in both categories in the first half of 1995 was stronger than period end comparisons might suggest. Total assets and deposits at June 30, 1995 increased approximately $24,985 and $7,486, respectively, in the one year period since June 30, 1994. This level of growth and the corresponding asset mix reflect the effects of both the Company's market expansion efforts and increased loan demand in the Company's core markets over this period of time. Deposit growth of approximately $7,486, short term borrowing growth of $11,050,and equity growth of approximately $3,683 provided funding for most of the asset growth since June 30, 1994.

A comparison of the Company's balance sheet at June 30, 1995 with the balance sheet at June 30, 1994 reflects several notable trends. Net loans have increased approximately $19,255 in year ended June 30, 1995, reflecting an increase in the composition level of loans to assets to 57.9% from 56.5%. In the six month period ended June 30, 1995, net loans increased $7,200. The composition level of loans to assets of 57.8% was unchanged over this time. Increasing market penetration, new market expansion, and generally increasing loan demand over these respective intervals of time represent the major reasons for this increase. Deposit and short term borrowing growth of approximately $19,036 in the year ended June 30, 1995 and $10,585 in the six months ended June 30, 1995, provided the funding over these respective time intervals. Investment securities increased approximately $4,264 over the same annual interval, but their composition of total assets decreased to 27.9% from 28.7%. In the first six months of 1995, investment securities decreased $2,801 from 29.6% of total assets. Cash and cash equivalents decreased approximately $1,044 and interest bearing deposits in other banks decreased approximately $425 in the annual period ended June 30, 1995. Federal funds sold, a component of cash equivalents, also experienced a decrease of $5,358 over the same period. With loan demand strong and yields on investment securities more attractive over this period, the Company found more attractive vehicles for deploying its funds. Premises and equipment increased approximately $928 or nearly 11% over this time period. Commmencement of operations at two Matewan Bank FSB facilities, establishment of two offices in supermarket locations, and relocation of the principal executive, lending, and collection offices account for most of the increase. In addition, with the outsourcing of the Company's data processing and item processing functions in the second quarter of 1995, the Company incurred some one time expenditures related to data communication equipment.
Deposits increased approximately $7,486 (2.5%) and short term borrowings approximately $11,550 (97.2%)in the twelve month period ended June 30, 1995. For the six month period ended June 30, 1995, total deposits increased $2,154. Noninterest bearing deposits decreased $530 (1.2%) and interest bearing deposits increased approximately $8,016 (3.1%) over the annual period. Noninterest bearing deposits decreased $1,679 and interest bearing deposits increased $3,833 in the six month period ended June 30, 1995. Both depository subsidiaries of the Company have interest rate structures that offered rates consistently competitive with other deposit products available in the marketplace over this same time period. The Company's deposit pricing posture enabled it to insulate its earnings from rising interest rate pressures. The increase in short term borrowings over this time period was attributable to such factors as the inherent volatility in these types of funds (primarilly tax deposits), the increasing placement of public funds in accounts of this nature, and increasing utilization of funds made available to Company affiliates as members of the Federal Home Loan Bank system. Other liabilities increased approximately $2,266 in the same annual period, although they have experienced an actual $485 decline in the six month period since December 31, 1994.

Internal capital retention permitted equity growth of approximately $3,683 from June 30, 1994 through June 30, 1995. Equity capital as a percentage of total assets increased to 11.4% from 11.2% over the same period. The percentage on December 31, 1994 was 11.25%. In the six month period ended June 30, 1995, equity growth of $1,830 was experienced. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as the inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 19.21% on June 30, 1995, 19.07% on June 30, 1994 and 19.23% on December 31, 1994.

On January 10, 1995, the Board of Directors authorized the Company to purchase and hold an additional 100,000 shares of its own Common Stock. Treasury Stock transactions may be made from time to time, subject to regulatory requirements, in the open market or in privately negotiated transactions. Treasury shares may be used from time to time for various corporate purposes.

On January 18, 1995 Matewan Bank FSB filed applications with the Office of Thrift Supervision to establish branch offices in two supermarkets in Pikeville, Kentucky and Goody, Kentucky. On May 19, 1995 the office in the Goody location opened for business. The Pikeville office commenced operation on June 26, 1995.

On February 14, 1995, the Company executed a contract with Electronic Data Services, Inc. ("EDS"). Although the immediate objective of the agreement was the outsourcing of the core back-office and data processing operations of the Company, the strategic implications of the association with EDS for the Company are more broad. A worldwide leader in providing technology driven solutions in industries far removed from the Company, EDS will provide both technology and expertise on a much wider and diverse scale than previously available to the Company. Access to and employment of EDS technology and expertise will enable the Company to concentrate on growing its customer base and expanding market share. Effective management of this technology will supply the basis for a wider and more diverse range of product offerings. It will also provide state of the art delivery systems that should provide the Company with a substantial competitive advantage in any market that it chooses to operate. However, the most immediate effect may be that the Company experiences some near term increases in data processing related expenses.










































MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SUMMARY

Net income for the first six months of 1995 was approximately $2,404, or $.65 per share, as compared to $2,308, or $.63 per share for the same period in 1994. Return on Average Assets was 1.30% and 1.31% for the six month period ended June 30, 1995 and June 30, 1994, respectively. Return on Average Equity was 11.41% and 11.93% for the same respective time periods. Net income for the second quarter of 1995 was $1,165 compared to $1,229 for the second quarter of 1994.

RESULTS OF OPERATIONS

Net interest income was $9,572 for the six month period ended June 30, 1995 as compared to $8,673 for the six month period ended June 30, 1994. This increase of approximately $899 was attributable to a combination of the Company managing to hold its cost of funds relatively steady in a rising interest rate environment during much of 1995 and employment of increasingly aggressive pricing in its loan portfolio. Net interest income for the second quarter of 1995 was $4,867 as compared to $4,365 for the second quarter of 1994. Under normal circumstances, in a rising interest rate environment, an institution that is liability sensitive in the short run would expect an unfavorable reaction in net interest income as interest-bearing liabilities reprice at higher rates faster than interest-earning assets reprice. Because the Company has exercised extreme vigilance in maintaining its funds pricing positions, as interest rates increased, net interest income was not as vulnerable to erosion as might have been expected. Actual Net Interest Margin (net interest income divided by average earning assets) for the six months ended June 30, 1995 was 5.73% versus 5.41% for the same period in 1994. Net interest margin for the second quarter of 1995 was 5.77% versus 5.44% for the second quarter of 1994. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the six months ended June 30, 1995 was approximately $104 lower than for the same period in 1994. Second quarter of 1995 provision was $484 as compared to $481 for the second quarter of 1994. Non-performing assets (loans past due greater than ninety days, nonaccrual loans, and other real estate owned) approximated 2,799 on June 30, 1995 versus $2,663 on June 30, 1994. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known of anticipated losses, and does not anticipate any further significant losses. The percentage of allowance for loan losses to total non-performing assets was 99.89% and 123.92% at June 30, 1995 and 1994, respectively.

Non-interest income increased $147 (10.8%) during the first six months of 1995 when compared to the same period in 1994. For the respective second quarters, non-interest income increased $24. Service fees and other fees generally increased in the current year due to both normal business growth and expansion realized in the markets served by Matewan Bank FSB. Commissions attributable to sales of other financial services increased approximately $134 in the first half of 1995 over the first half of 1994 due to the growth in the Bank's financial services division. Weaker sales of credit insurance in the first half of 1995 translated into commissions approximately $59 lower than for the same period in 1994.

Non-interest expenses increased $1,010 for the first six months of 1995 over the same period in 1994 and increased $600 for the second quarter of 1995 over the second quarter of 1994. Most of this increase was related to start-up and operating expenses incurred in 1995 related to opening the second office of Matewan Bank FSB and its two supermarket offices. Higher personnel, marketing, and occupancy expenses, in particular were experienced.

In comparing the six month period ended June 30, 1995 and June 30, 1994, respectively, net income before taxes decreased $140 (3.9%). A comparison of respective quarters indicates a decrease of $77 in the second quarter of 1995. Applicable income taxes increased by $44 or 3.4% for the six month period and decreased $13 or 2.0% for the quarterly period. The effective income tax rate for the first six months of 1995 was 35.65% versus 35.82% for the first six months of 1994. This decrease reflects both a change in composition of the Company's earnings and favorable tax effects attributable to Matewan Bank FSB. Net income after taxes increased $96 or 4.2% for the six months ended June 30, 1995 over the same period for 1994. For the second quarter of 1995, net income decreased $64 from the second quarter of 1994.
























Analysis of the allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)

                                         Six months ended
Year-to-date amounts listed through    June 30,     June 30,
                                         1995         1994

Balance at begining of period           $2,932       $2,961


Loans charged-off                       (1,212)        (725)


Recoveries                                 247          131


Provision for loan losses                  829          933


Balance at the end of period            $2,796       $3,300
                                         =====        =====


Non-performing assets                   $2,799       $2,663


Ratio of allowance for loan losses
to non-performing loans                  99.89%      123.92%































MATEWAN BANCSHARES, INC.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11

    Exhibit 27 Financial Data Schedule

    Information included in EX-27 is incorporated herein by reference.

(b) None











































EXHIBIT 11

Computation of Earnings per Share
(dollars in thousands, except shares and per share data)

                            For the Six Months    For the Three Months
                                June 30               June 30
                                1995       1994       1995        1994
PRIMARY:

Average shares outstanding 3,684,104  3,684,104  3,684,104   3,684,104

Impact of Treasury Shares     16,604     15,930     15,800      15,930
Total                      3,667,500  3,668,174  3,668,304   3,668,174


Net Income                    $2,404     $2,308     $1,165      $1,229

Per Share Amount                $.65       $.63       $.32        $.33



































SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MATEWAN BANCSHARES, INC.
                                            (Registrant)




July 15, 1995                     By: /s/Dan R. Moore
                                             Dan R. Moore
                                    Chairman of the Board of Directors
                                             and President






July 15, 1995                     By: /s/Lee M. Ellis
                                          Lee M. Ellis
                             Vice President & Chief Financial Officer