Form 10-Q
period 1995-09-30
MATEWAN BANCSHARES INC
filed 1995-11-14
CIK 742246

                                  FORM - 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 1995
                          ------------------

Commission file number 33-17172
                       --------

                            Matewan BancShares, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                  55-0639363
      --------                                  ----------
(State or other jurisdiction of              (I.R.S Employer
incorporation or organization)               Identification No.)

Box 100
Second Avenue and Vinson Street
Williamson, West Virginia                     25661
-------------------------                    --------
(Address of principal executive offices)    (Zip Code)

                                  304 235-1544
                                  ------------
              (registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         --    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1 Par Value - 3,667,851 shares September 30, 1995
----------------------------------------------------------------

                                 Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - September 30, 1995,
        December 31, 1994, and September 30, 1994
     Consolidated statements of income - Nine months and three
        months ended September 30, 1995 and September 30, 1994 Consolidated statement of changes in shareholders' equity for the nine months ended September 30, 1995 and 1994 Consolidated statements of cash flows for the nine months ended
        September 30, 1995 and 1994
     Notes to consolidated financial statements

Item 2. Manangement's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                               September 30        December 31        September 30
                               ------------        -----------        ------------
ASSETS                                 1995               1994               1994
                                       ----               ----               ----

Cash and due from banks            $ 15,335           $ 20,539           $ 13,521
Federal funds sold                   20,503              4,770             14,519
                                   --------           --------           --------

 Cash and cash equivalents           35,838             25,309             28,040

Interest bearing deposits
 in other banks                         675              2,876              3,304

Investment securities:
 Available-for-sale at
   fair value                         9,032             11,051              9,782
 Held-to-maturity at cost            96,565             98,930             97,082
  (Approximate fair value
   $97,208 at September 30,
   1995;$95,904 at December 31,
   1994; and $95,422 at
   September 30, 1994)

Loans - net                         228,274            214,744            210,539

Premises and equipment                9,742              9,252              8,763

Accrued interest receivable
 and other assets                     9,387              9,248              8,780
                                   --------           --------           --------

TOTAL ASSETS                       $389,513           $371,410           $366,290
                                   ========           ========           ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)


                                          September 30      December 31     September 30
                                          ------------      -----------     ------------
LIABILITIES AND                                   1995             1994             1994
SHAREHOLDERS' EQUITY                              ----             ----             ----

Deposits:
  Non-interest bearing                        $ 42,722         $ 44,130         $ 41,855
  Interest bearing                             281,317          266,517          264,508
                                              --------         --------         --------

  TOTAL DEPOSITS                               324,039          310,647          306,363

Short-term borrowings:
  Repurchase agreements                         13,968           12,089           13,071
  Other                                          3,755            2,908            2,520
                                              --------         --------         --------
  TOTAL SHORT TERM
  BORROWINGS                                    17,723           14,997           15,591
Accrued interest payable
  and other liabilities                          3,286            3,963            3,406
                                              --------         --------         --------

TOTAL LIABILITIES                              345,048          329,607          325,360

SHAREHOLDERS' EQUITY

Preferred stock
 $1 par value; 1,000,000 shares
 authorized; none issued
Common Stock - $1 par value                      3,684            3,349            3,349
 10,000,000 shares authorized;
 3,684,104 shares outstanding at
 September 30, 1995, and 3,349,344
 shares outstanding December 31,
 1994 and September 30, 1994, including
 16,253, 16,104 and 14,640 shares
 in treasury stock

Surplus                                         12,182            6,460            6,460
Retained earnings                               28,727           32,185           31,190
Treasury stock                                     (68)             (48)             (30)
Net unrealized loss on
  available-for-sale
  securities, net of income
  taxes                                            (60)            (143)             (39)
                                              --------         --------         --------
TOTAL SHAREHOLDERS' EQUITY                      44,465           41,803           40,930
                                              --------         --------         --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                        $389,513         $371,410         $366,290
                                              ========         ========         ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)


                                              Nine months ended                   Three months ended
                                              -----------------                   ------------------
                                                September 30,                        September 30,
                                                -------------                        -------------
                                          1995                1994              1995             1994
                                         -----                -----             ----             -----

INTEREST INCOME
 Interest and fees on loans              $18,719             $15,698            $6,498           $5,433
 Interest and dividends
  on investment securities:
   Taxable                                 4,651               4,660             1,622            1,574
   Tax-exempt                                 96                  41                35               18
 Other interest income                       432                 458               134              144
                                         -------             -------            ------           ------
TOTAL INTEREST INCOME                     23,898              20,857             8,289            7,169

INTEREST EXPENSE
 Deposits                                  8,885               7,430             3,130            2,578
 Short-term borrowings                       444                 283               162              119
                                         -------             -------            ------           ------
TOTAL INTEREST EXPENSE                     9,329               7,713             3,292            2,697
                                         -------             -------            ------           ------

NET INTEREST INCOME                       14,569              13,144             4,997            4,472
PROVISION FOR LOAN LOSSES                  1,261               1,293               432              360
                                         -------             -------            ------           ------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                 13,308              11,851             4,565            4,112

OTHER INCOME
 Service fees                              1,273               1,221               457              421
 Other                                       574                 325               153               95
 Credit life insurance
   commissions                               420                 553               147              220
                                         -------             -------            ------           ------
TOTAL OTHER INCOME                         2,267               2,099               757              736

OTHER EXPENSES
 Salaries and employee
   benefits                                4,581               3,754             1,573            1,274
 Net occupancy                               747                 623               250              197
 Advertising                                 556                 359               209              113
 Federal deposit insurance                   378                 568               (14)             190
 Other                                     3,699               3,101             1,426            1,125
                                         -------             -------                             ------
TOTAL OTHER EXPENSE                        9,961               8,406             3,444            2,899
                                         -------             -------            ------           ------

INCOME BEFORE INCOME TAXES                 5,614               5,544             1,878            1,949
APPLICABLE INCOME TAXES                    2,009               2,000               677              713
                                         -------             -------            ------           ------
NET INCOME                               $ 3,605             $ 3,544            $1,201           $1,236
                                         =======             =======            ======           ======

Net income per share                        $.98                $.97              $.33             $.34
                                         =======             =======            ======           ======
Average common shares
  outstanding                          3,667,696           3,668,174         3,668,088        3,668,174
                                       =========           =========         =========        =========




See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES



                                                                                            Net
                                                                                     Unrealized
                                                                                        Loss on
                                                                                     Available-
                                           Common   Capital   Retained  Treasury       for-Sale
                                            Stock   Surplus   Earnings     Stock     Securities      Total
                                          -------   -------   --------  --------     ----------      -----

Balance January 1, 1994                      $837   $8,972    $28,322       ($30)          ($69)   $38,032

Adjustment to beginning balance for
 change in accounting method, net
 of income tax effect                                                                       127        127
Dividends on Common Stock                       0        0       (676)         0              0       (676)
  ($.2025 per share)

Change in net unrealized loss on
 available-for-sale securities, net of
 deferred income tax effect                     0        0          0          0            (97)       (97)

Net income                                      0        0      3,544          0              0      3,544

Four-for-one stock split in the form of
 a 300% stock dividend                      2,512   (2,512)         0          0              0          0
                                           ------   ------    -------       ----           ----     ------

Balance September 30, 1994                 $3,349   $6,460    $31,190       ($30)          ($39)   $40,930
                                           ======   ======    =======       ====           ====    =======




                                                                                            Net
                                                                                     Unrealized
                                                                                        Loss on
                                                                                     Available-
                                           Common   Capital   Retained  Treasury       for-Sale
                                            Stock   Surplus   Earnings     Stock     Securities      Total
                                          -------   -------   --------  --------     ----------      -----
Balance January 1, 1995                   $3,349     $6,460    $32,185     ($48)          ($143)    $41,803
Treasury Stock Purchases                       0          0          0      (46)              0         (46)

Treasury Stock Sales                           0         31          0       26               0          57

Change in net unrealized loss on
 available-for-sale securities, net of
 deferred income taxes                         0          0          0        0              83          83

Dividends on Common Stock                      0          0     (1,034)       0               0      (1,034)
  ($.3025 per share)

Net income                                     0          0      3,605        0               0       3,605

Common Stock Dividend (10%)                  335      5,691     (6,026)       0               0           0
Cash paid on fractional shares                 0          0         (3)       0               0          (3)
                                          ------    -------    -------     ----           -----     -------

Balance September 30, 1995                $3,684    $12,182    $28,727     ($68)          ($ 60)    $44,465
                                          ======    =======    =======     ====           =====     =======


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                                  For the nine months ended
                                                September 30,     September 30,
                                                     1995             1994
                                                     ----             ----
OPERATING ACTIVITIES

NET INCOME                                        $  3,605        $  3,544

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                          521             485
 AMORTIZATION                                          470             429
 PROVISION FOR LOAN LOSSES                           1,261           1,293
 PROVISION FOR DEFERRED TAXES                            4              32
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                         (349)           (736)
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                       (681)          1,199
                                                  --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES            4,831           6,246

INVESTING ACTIVITIES

 PROCEEDS FROM SALES OF
  AVAILABLE-FOR-SALE SECURITIES                          0               0
 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                      8,261           7,000
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                       34,742          18,138
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                        (6,089)         (4,951)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                       (32,696)        (27,650)
 NET CHANGE IN INTEREST BEARING
  DEPOSITS IN OTHER BANKS                            2,201          (3,302)
 NET CHANGE IN LOANS                               (14,791)        (15,979)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                     (1,181)         (1,636)
 PROCEEDS FROM SALE OF
  PREMISES AND EQUIPMENT                               170              22
                                                  --------        --------
NET CASH USED IN INVESTING
ACTIVITIES                                          (9,383)        (28,358)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                             13,392          15,211
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                         2,726           4,001
 CASH DIVIDENDS PAID                                (1,037)           (676)
                                                  --------        --------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                15,081         (18,536)
                                                  --------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS             10,529          (3,576)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR           25,309          31,616
                                                  --------        --------

CASH AND EQUIVALENTS AT END OF PERIOD             $ 35,838        $ 28,040
                                                  ========        ========


See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
SEPTEMBER 30, 1994
(Dollars in thousands)

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

3. The Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", on January 1, 1995. Statement No. 114 requires that impaired loans be measured based upon present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of collateral if the loan is collateral dependent. The adoption and implementation of this standard has not had a material effect on the Company's financial statements.

At September 30, 1995, the recorded investment in impaired loans under Statement No. 114 was $3,426 (of which $246 were on a nonaccrual basis). Included in this amount is $1,096 of impaired loans for which the related allowance for credit losses is $290 and $2,330 of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the nine month period ended September 30, 1995 approximated $3,368.

The Company recognizes interest income on impaired loans using the cash basis method. For the nine month period ended September 30, 1995, the Company recognized interest income on impaired loans of $174.

4. On May 19, 1995, the Board of Directors of Matewan BancShares, Inc. authorized a ten percent (10%) common stock dividend to shareholders of record as of June 1, 1995. Average shares outstanding and per share amounts included in the consolidated financial statements and footnotes thereto have been adjusted to reflect this stock dividend.

5. On September 28, 1995, the Company entered into a definitive agreement with Banc One Corporation and Bank One Kentucky Corporation under which Matewan BancShares, Inc. will acquire via cash purchase all of the outstanding common stock of the Bank One, Pikeville N.A. franchise. Bank One, Pikeville N.A. operates eight offices and has total assets of approximately $220,306 and total deposits of approximately $181,508. Consummation of the transaction is expected in the first quarter of 1995. At the time of this filing, information required for the filing of the appropriate pro forma financial statements is not available.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except for per share data)

FINANCIAL CONDITION

Total assets at September 30, 1995 have increased approximately $18,103 since December 31, 1994 and $23,223 since Sepetember 30, 1994. This level of growth and the concurrent asset mix reflect both increased loan demand and the diminished appeal of holding investment securities in the interest rate environment prevalent over these periods of time. Deposits have increased approximately $13,392 and $17,676 and short term borrowings increased approximately $2,726 and $2,132 over the same intervals of time. Retained earnings decreased approximately $3,458 from December 31, 1994 to September 30, 1995 and increased $2,869 from December 31, 1993 through September 30, 1994. The decrease at September 30, 1995 was due to the reallocation between capital accounts related to the June 1995 stock dividend after considering earnings and cash dividends. The increase at September 30, 1994 is due to the retention of earnings, net of dividends paid.

The asset structure of the Company's balance sheet at September 30, 1995 compared to December 31, 1994 and September 30, 1994 reflects several notable differences. Net loans have increased approximately $13,530 (8.4% annualized) from December 31, 1994 reflecting levels of 58.6% and 57.8% of total assets. Deposit growth of $13,392 (5.8%) and $17,676 (5.8%) for the nine month and twelve month periods ended September 30, 1995 funded almost all of this loan growth. Investment securities have decreased approximately $4,384 since December 31, 1994 and $1,267 since September 30, 1994, representing 27.1% of the Company's current total assets versus 29.6% and 29.2% for comparable prior periods. Cash and cash equivalent balances increased approximately $10,529 and $7,798. Interest bearing deposits in other banks decreased approximately $2,201 and $2,629 during the nine month and twelve month periods ended September 30, 1995. Virtually all of the growth in earning asset levels over these respective time periods was funded through increased deposits and short-term borrowings. Fixed assets increased approximately $490 and $979 during the nine month and twelve month periods ended September 30, 1995. Commencement of operations of a new office in Paintsville and two new supermarket offices account for most of the increases along with installation of data processing equipment related to the conversion to an external vendor (EDS).

Non-interest bearing deposits decreased approximately $1,408 (4.2% annualized) and increased $867 (2.1%) and interest bearing deposits increased approximately $14,800 (7.4% annualized) and $16,809 (6.4%) in the nine month period since December 31, 1994 and in the twelve month period since September 30, 1994, respectively. Both depository subsidiaries of the Company have interest rate structures that offer yields that have been consistently competitive with other deposit products available in the market over this same time periods. This deposit pricing posture enabled the Company to insulate earnings from rising interest rate pressures. Short term borrowings increased $2,726 (24.3% annualized) and $2,132 (13.7%) over the same time periods. Factors contributing to these changes are the volatile nature of these types of funds (primarily tax deposits), the increasing placement of public funds in accounts of this nature, and the fact that, in the interest rate environment prevalent over the periods addressed, these types of accounts possess most of the unattractive features of money market accounts. Other liabilities decreased approximately $677 (22.8%) and $120 (3.5%) over the same time periods.

Internal capital retention has allowed for equity growth of approximately $2,662 (8.5%annualized) and $3,535 (8.6%) in the respective time periods. Equity capital as a percentage of total assets was 11.42%, 11.26%, and 11.17% at September 30, 1995, December 31, 1994, and September 30, 1994, respectively. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 19.23% at September 30, 1995, and 18.96% at September 30, 1994. The percentage at December 31, 1993 was 19.23%.

On January 10, 1995, the Board of Directors authorized the Company to purchase an additional 100,000 shares of its own Common Stock. Treasury Stock transactions may be made from time to time, subject to regulatory requirements, in the open market or privately negotiated transactions. Treasury shares may be used from time to time for various corporate purposes.

On January 18, 1995, the Matewan Bank FSB filed applications with the Office of Thrift Supervision to establish branch offices in two supermarkets in Pikeville and Goody, Kentucky. On May 19, 1995, the office in the Goody location commenced business, followed on June 26, 1995 by the Pikeville office.

On February 14, 1995, the Company executed a contract with Electronic Data Services, Inc. ("EDS"). Although the immediate objective of the agreement was the outsourcing of the core back-office and data processing operations of the Company, the strategic implications of the association with EDS for the Company are more broad. A worldwide leader in providing technology driven solutions in industries far removed from the Company, EDS will provide both technology and expertise on a much wider and diverse scale than previously available to the Company. Access to and employment of EDS technology and expertise will enable the Company to concentrate on growing its customer base and expanding market share. Effective management of this technology will supply the basis for a wider and more diverse range of product offerings. It will also provide state of the art delivery systems that should provide the Company with a substantial competitive advantage in any market that it chooses to operate. However, the most immediate effect may be that the Company experiences some near term increases in data processing expenses.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

SUMMARY

Net income for the first nine months of 1995 was approximately $3,605, or $.98 per share, versus $3,544, or $.97 per share for the same period in 1994. Earnings per share for the year ended December 31, 1994 was $1.36 when adjusted for the 10% stock dividend of June, 1995. Return on Average Assets was 1.28% and 1.33% for the nine month period ended September 30, 1995 and September 30, 1994, respectively. Return on Average Assets for the year ended December 31, 1994 was 1.40%. Return on Average Equity was 11.29% and 12.03% for the respective nine month time periods and 12.39% for the year ended December 31, 1994. Net income for the third quarter of 1995 was $1,201 ($.33 per share) versus $1,236 ($.34 per share) for the third quarter of 1994.

ACQUISITION ACTIVITY

On September 28, 1995, the Company entered into a definitive agreement with Banc One Corporation and Bank One Kentucky Corporation under which Matewan BancShares, Inc. will acquire via cash purchase all of the outstanding common stock of the Bank One, Pikeville N.A. franchise. Bank One of Pikeville operates eight offices and has total assets of approximately $220,306 and total deposits of approximately $181,508. Consummation of the transaction is expected in the first quarter of 1995. The Company expects to fund this acquisition through available cash, long-term debt, and a capital stock offering.

RESULTS OF OPERATIONS

Net interest income was $14,569 for the nine month period ended September 30, 1995 versus $13,144 for the nine month period ended September 30, 1994. This increase of approximately $1,425 (10.8%) was attributable to the Company better managing its net interest margin. Net interest income for the third quarter of 1995 was approximately $4,997 as compared to $4,472 for the third quarter of 1994. Under normal circumstances, in a rising interest rate environment, an institution that is liability sensitive in the short run would expect an unfavorable reaction in net interest income as interest-bearing liabilities reprice at higher rates faster than interest-earning assets reprice. Because the Company has exercised such extreme vigilance in maintaining its funds pricing positions, as interest rates increased, net interest income was not as vulnerable to erosion. Actual Net Interest Margin (net interest income divided by average earning assets) for the nine months ended September 30, 1995 was 5.75% versus 5.46% for the same period in 1994. Net interest margin for the third quarter of 1995 was 5.79% versus 5.49% for the third quarter of 1994. In both instances, improved yields on the loan portfolio combined with relatively stable costs of funds to increase net interest margin over both nine month and three month prior year periods. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the nine months ended September 30, 1995 was approximately $32 lower than for the same period in 1994, despite higher non-performing asset figures in the more recent period. Third quarter provision in 1995 of $432 was actually $72 higher in 1995 than for the same period in 1994. Non-performing loans (loans past due greater than ninety days plus nonaccrual loans) approximated $3,136 at September 30, 1995 versus $2,391 at September 30, 1994. Starting in the fourth quarter of 1994 and continuing throughout 1995, the Company has undertaken a comprehensive program concerning the restructuring of or disposing of problem or higher risk credits. Concurrent with this process, the Company has adpoted an extremely aggressive postition in dealing with the workout or liquidation of higher risk accounts. At the implementation of this program, management recognized that the adoption of such an aggressive posture could entail having to absorb some additional charges to the loan loss reserve that could, at least initially, be of a substantially heavier volume than historical comparisons would suggest. Management also recognized that these charges would be incurred over a period of time in which continuing provisions to loan loss reserve would need to be made to reflect any additional credit exposure in the loan portfolio. Management determined at the outset that (1) there existed sufficient coverage in the loan loss reserve at that time to absorb the effect of these anticipated charge-offs without requiring any additional reserves and (2) on an ongoing basis, provisions to loan loss reserve would continue to be made to reflect any ongoing additional exposure to the loan portfolio. The mathmatical result of this process is that the volume of charge-off activity has moved in a different direction than activity related to loan loss provision for the nine months ended September 30, 1995. The financial result is that the credit quality of the current loan portfolio is better than it has been for some period of time and the Company better positioned to compete for loan activity in its present markets. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known anticipated losses, and does not anticipate any further significant losses. The percentage of allowance for loan losses to total non-performing loans was 84.18% and 130.28% at September 30, 1995 and 1994, respectively.

Non-interest income increased $168 (8.0%) during the first nine months of 1995 when compared to the same period in 1994. The increase for the third quarter of 1995 was approximately $21 higher than for the third quarter of 1994. Service fees and other fees generally increased in the current year due to an update in the service fee schedule and normal business growth. Income attributable to sales of other financial services increased approximately $249 in the the first nine months of 1995 over same period in 1994 due predominantly to the growth in the Bank's financial services division. Sales of credit insurance in the same periods translate into commissions approximately

$133 lower in 1995 than for the same nine month period in 1994. High loss experiences by the Company's credit insurance underwriters resulted in the underwriters' companies tightening eligibility standards for policies issued in the Company's market area for 1995. Sales volumes have declined accordingly. Third quarter credit insurance commissions were approximately $73 lower in 1995 than for 1994.

Non-interest expenses increased $1,555 (18.5%) for the first nine months of 1995 over the same period in 1994. Third quarter of 1995 expenses were approximately $545 higher than for the third quarter of 1994. Most of these increases were related to start-up and operating expenses incurred in 1995 in opening the second office of Matewan Bank FSB and its two supermarket offices. Higher personnel, marketing, and occupancy expenses, in particular, were experienced. One source of relief was the refund of the FDIC assessment realized in the third quarter of 1995.

In comparing the nine month periods ended September 30, 1995 and September 30, 1994, respectively, net income before taxes increased $70 (1.3%) For the third quarter of 1995, net income before taxes were approximately $71 lower than for the same quarter of 1994. Applicable income taxes increased by $9 or .45% in the nine month period ended September 30, 1995 over the same period in 1994. Income taxes in th third quarter of 1995 were $36 lower than for the third quarter of 1994. The effective income tax rate for the first nine months of 1995 was 35.79% versus 36.08% for the first nine months of 1994. Effective rates for the quarters were 36.05% and 36.58% for 1995 and 1994 respectively. These decreases reflect both changes in composition of the Company's earnings and favorable tax effects attributable to Matewan Bank FSB. Net income after income taxes increased only $61 or 1.7% for the nine months ended September 30, 1995 over the same period for 1994, a consequense of a less favorable interest rate environment and operating expenses connected with opening Matewan Bank FSB. Conversely, net income after income taxes for the third quarter of 1995 was approximately $35 lower than for the third quarter of 1994, due to the same reasons noted above.

Analysis of the allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)

                                         Nine months ended
Year-to-date amounts listed through  September 30, September 30,
                                     ------------- -------------
                                         1995         1994
                                         ----         ----
Balance at begining of period           $2,932       $2,961


Loans charged-off                       (1,938)      (1,390)


Recoveries                                 385          251


Provision for loan losses                1,261        1,293
                                        ------       ------


Balance at the end of period            $2,640       $3,115
                                        ======       ======


Non-performing loans                    $3,136       $2,391


Ratio of allowance for loan losses
  to non-performing loans                84.18%      130.28%

Ratio of allowance for loan losses
  to total loans                          1.14%        1.46%


                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATEWAN BANCSHARES, INC.
                                             (Registrant)



October 31, 1995                    By: /s/Dan R. Moore
                                       ----------------------------
                                               Dan R. Moore
                                     Chairman of the Board of Directors
                                              and President





October 31, 1995                    By: /s/Lee M. Ellis
                                       ----------------------------
                                           Lee M. Ellis
                             Vice President & Chief Financial Officer

                           MATEWAN BANCSHARES, INC.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11

    Exhibit 27 Financial Date Schedule

    Information included in EX-27 is incorporated herein by reference.

(b) Reports on Form 8-K  - A report on Form 8-K was filed on October 13, 1995.