Form 10-K
period 1995-12-31
MATEWAN BANCSHARES INC
filed 1996-03-28
CIK 742246

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                 FORM - 10-K

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
                          -----------------

Commission file number 33-17172
                       --------

                           Matewan BancShares, Inc.
                           ------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                      55-0639363
                 --------                      ----------
      (State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)      Identification No.)

                 Box 100
      Second Avenue and Vinson Street
         Williamson, West Virginia                25661
         -------------------------              --------
  (Address of principal executive offices)     (Zip Code)

                                 304 235-1544
                                 ------------
             (registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
         -----------------------------------------------------------

                                     NONE

         Securities registered pursuant to Section 12(g) of the Act:
         -----------------------------------------------------------

                   Common Stock, par value $1.00 per share
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file reports), Yes X  No    , and (2) has been subject to such
                              ---   ---
filing requirements for the past 90 days. Yes X  No
                                             ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. X
                             ---

The aggregate market value of the voting stock, based on $20.50 per share held by nonaffiliates of the registrant as of January 31, 1996 was $46,154,869.

The number of shares of the registrant's common stock, par value $1.00 per share, issued and outstanding January 31, 1996 was 3,667,251.

                     DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into the Annual Report on Form 10-K:

                                                                     Part of Form 10-K into
DOCUMENT                                                               which document is
--------                                                                  incorporated
                                                                          ------------
Portions of the Registrant's Annual Report to Shareholders for       Parts I, II, III, and IV
the year ended December 31, 1995

Portion of the Registrant's                                          Part III
Proxy Statement for its 1996
Annual Meeting of Shareholders
to be held April 9, 1996

                        FORM 10-K CROSS-REFERENCE INDEX

                                                                                               Annual
                                                                                               Report
                                                                                               Pages
Part I     Item 1   Business.................................................................   48-51
           Item 2   Properties...............................................................      52
           Item 3   Legal Proceedings........................................................      52
           Item 4   Submission of Matters to a Vote of Shareholders..........................     (b)

Part II    Item 5   Market for the Registrant's Common Stock
                    and Related Shareholder Matters..........................................       9
           Item 6   Selected Financial Data..................................................     7-8
           Item 7   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................    6-27
           Item 8   Financial Statements and Supplementary Data..............................   28-45
           Item 9   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure......................................    None

Part III   Item 10  Directors and Executive Officers of the Registrant.......................     (a)
           Item 11  Executive Compensation...................................................     (b)
           Item 12  Security Ownership of Certain Beneficial Owners
                    and Management...........................................................     (b)
           Item 13  Certain Relationships and Related Transactions...........................     (b)

(a) Except as set forth herein, incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders on April 9, 1996.

(b) Incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders on April 9, 1996.

Part IV    Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........     (c)

                    Report of Independent Auditors...........................................      45
                    Consolidated Balance Sheets as of
                     December 31, 1995 and 1994..............................................      28
                    Consolidated Statements of Income for the years
                     ended December 31, 1995, 1994, and 1993.................................      29
                    Consolidated Statements of Shareholders' Equity for the
                     years ended December 31, 1995, 1994, and 1993...........................      30
                    Consolidated Statements of Cash Flows for the
                     years ended December 31, 1995, 1994, and 1993...........................      31

(c) Financial Statement schedules have been omitted due to the required information being provided in the consolidated financial statements or notes thereto.


           Exhibits:
     3.1   Certificate of Incorporation of Registrant, as amended (1)
     3.2   By-laws of Registrant (1)
     10.1  Voting and First Refusal Agreement, dated August 6, 1987 between Dan
            R. Moore and James H. Harless (1)
     10.2 Lease Agreement dated August 1, 1984 between Matewan National Bank and Harrison and Dora Jude (2)
     10.3 Lease Agreement, dated March 5, 1986, between Matewan National Bank and Mingo Bottling Company (1)
     10.4 Lease Agreement, dated December 1, 1988 between Matewan National Bank and Josephine Hope (3)
     10.5  Purchase and Assumption Agreement, dated December 29, 1989, between
            Matewan National Bank and the Bank of Danville and First Center
            Bancshares, Inc. (4)
     10.6  Lease Agreement, dated August 6, 1985 between Price M. Hager, Inc.
            and Fae W. Ramsey, Et Al; Assignment Agreement between Matewan
            BancShares, Inc. dated August 5, 1993; and Amended and Restated
            Agreement of Lease dated July 27, 1993 between Fae W. Ramsey,
            Widow, and Citizens National Bank of Paintsville (6)
     10.7  Lease Agreement, dated April 7, 1994 between Homer and Mary Short and
            Matewan Bank FSB (7)
     10.8  Lease Agreement, dated December 6, 1994 between K-VA-T Food Stores,
            Inc. and Matewan BancShares (7)
     10.9  Lease Agreement, dated December 6, 1994 between K-VA-T Food Stores,
            Inc. and Matewan BancShares (7)
     10.10 Lease Agreement, dated February 7, 1994 between Betty O. Rosen and
            Matewan National Bank (7)
     10.11 Facility Construction and Consulting Agreement MNB-01 between
            International Banking Technologies, Inc. and Matewan BancShares,
            Inc. (7)
     10.12 Facility Construction and Consulting Agreement MNB-02 between
            International Banking Technologies, Inc. and Matewan BancShares,
            Inc. (7)
     10.13 Matewan BancShares, Inc. Employee Retirement Plan (7)
     10.14 Agreement For Information Technology Services  between Electronic
            Data Systems Corporation and Matewan BancShares, Inc. (8)
     11.1  Computation of Per Share Earnings (5)
     12.0  Computation of Ratios (9)
     13.1 Annual Report to Shareholders for the fiscal year ended December 31, 1995 (9)
     13.2  Proxy Statement to Shareholders for the Annual Meeting on April 9,
            1996 (9)
     22.1  Subsidiaries of Registrant
            Matewan National Bank
            Matewan Bank FSB
            Matewan Venture Fund, Inc.

(1) Filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-17172, and incorporated herein by reference.
(2) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.
(3) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.
(4) Filed as exhibit 2.01 to the Company's Current Report on Form 8-K, dated January 10, 1990 and incorporated herein by reference.
(5) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.
(6) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(7) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Pre-effective Amendment No. 1 to Form S-1 Registration Statement on February 16, 1996 (Registration No. 333-367) and incorporated herein by reference.
(9) Filed herewith.

    Reports on Form 8-K

    The following reports on Form 8-K were filed in 1995 and are incorporated herein by reference:

    (a) Date of Report of October 13, 1995

Directors of Matewan BancShares, Inc.


NAME                   TITLE                                        AGE

Dan R. Moore           Chairman of the Board of Directors,           55
                       President and Chief Executive
                       Officer of Matewan BancShares, Inc.
                       and Matewan National Bank

James H. Harless       Chairman of the Board of Directors of         76
                       Gilbert Imported Hardwoods, Inc.

Frank E. Ellis M.D.    Physician, Frank Ellis & Associates, Inc.     69

Lafe P. Ward           Attorney at Law, Ward & Associates,           70
                       General Counsel for Matewan BancShares, Inc.

Amos J. Hatfield       Owner, Gilbert Furniture Company              69

George A. Kostas       Pharmacist/President                          66
                       Aracoma Drug Company, Inc.

Sidney Young, Jr.      Mining Consultant                             72

Betty Jo Moore         President, Moore Ford Sales and               55
                       Moore Chevrolet

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized March 1, 1996.

                                     Matewan BancShares, Inc.
                                     /s/ Dan R. Moore
                                     ------------------------------------------
                                     Dan R. Moore

                                     Chairman of the Board, President, and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities listed on March 1, 1996.

/s/Dan R. Moore                      /s/Lee M. Ellis
----------------------------------   -------------------------------------------
Chairman of the Board,               Vice President &
President, and Chief                 Chief Financial Officer
Executive Officer

/s/James H. Harless                  /s/Frank E. Ellis
----------------------------------   -------------------------------------------
Director                             Director

/s/Lafe P. Ward                      /s/Amos J. Hatfield
----------------------------------   -------------------------------------------
Director                             Director

/s/George A. Kostas                  /s/Sidney Young, Jr.
----------------------------------   -------------------------------------------
Director                             Director

/s/Betty Jo Moore
----------------------------------
Director