Form 10-Q
period 1996-03-31
MATEWAN BANCSHARES INC
filed 1996-05-15
CIK 742246

                                  FORM - 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 1996
                           --------------

Commission file number 33-17172
                       --------

                            Matewan BancShares, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                  55-0639363
      --------                                  ----------
(State or other jurisdiction of              (I.R.S Employer
incorporation or organization)               Identification No.)

Box 100
Second Avenue and Vinson Street
Williamson, West Virginia                     25661
- -------------------------                    --------
(Address of principal executive offices)    (Zip Code)

                                  304 235-1544
                                  ------------
              (registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1 Par Value - 3,667,051 shares March 31, 1996
- ------------------------------------------------------------

                                 Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - March 31, 1996,
        December 31, 1995, and March 31, 1995
     Consolidated statements of income - Three months ended
        March 31, 1996 and March 31, 1995
     Consolidated statement of changes in shareholders' equity
        for the three months ended March 31, 1996 and 1995 Consolidated statements of cash flows for the three months ended March 31, 1996 and 1995
     Notes to consolidated financial statements

Item 2. Manangement's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                     March 31  December 31   March 31
                                     --------  -----------   --------
ASSETS                                   1996         1995       1995
                                         ----         ----       ----
Cash and due from banks              $ 32,663  $ 23,881      $ 17,505
Federal funds sold                     40,956    17,237        10,505
                                     --------  --------      --------

 Cash and cash equivalents             73,619    41,118        28,010

Interest bearing deposits
 in other banks                         1,393     5,704           265

Investment securities:
 Available-for-sale at
   fair value                          23,912    32,429        10,806
 Held-to-maturity at cost             115,139    73,299        98,122
   (Approximate fair value
   $114,104 at March 31,1996;
   $73,839 at December 31, 1995;
   and $96,652 at March 31, 1995)

Loans - net                           364,065   228,568       216,710

Premises and equipment                 20,214     9,692         9,177

Accrued interest receivable
 and other assets                      18,550    10,224         8,896
                                     --------  --------      --------

TOTAL ASSETS                         $616,892  $401,034      $371,986
                                     ========  ========      ========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                                March 31  December 31   March 31
                                                --------  -----------   --------
LIABILITIES AND                                     1996         1995       1995
SHAREHOLDERS' EQUITY                                ----         ----       ----

Deposits:
  Non-interest bearing                          $ 68,410      $ 44,917   $ 44,197
  Interest bearing                               447,295       289,470    268,252
                                                --------      --------   --------

  TOTAL DEPOSITS                                 515,705       334,387    312,449

Short-term borrowings:
  Repurchase agreements                            9,863         9,361     12,299
  Other                                           12,451         8,349      1,419
                                                --------      --------   --------
  TOTAL SHORT TERM
  BORROWINGS                                      22,314        17,710     13,718

Long-term Borrowings                               8,000             0          0

Accrued interest payable
 and other liabilities                             8,037         3,120      3,079
                                                --------      --------   --------

TOTAL LIABILITIES                                554,056       355,217    329,246

SHAREHOLDERS' EQUITY

Preferred stock                                      700             0          0
 $1 par value; 1,000,000 shares
 authorized;  700,000 issued as
 of March 31, 1996 ($25 per share
 liquidation preference)

Common Stock - $1 par value                        3,684         3,684      3,349
 10,000,000 shares authorized;
 3,684,104 shares outstanding at
 March 31, 1996, and December 31, 1995;
 and 3,349,344 shares outstanding  at
 March 31, 1995, including
 17,053, 16,753 and 16,440 shares
 in treasury stock
Surplus                                           27,732        12,182      6,460
Retained earnings                                 30,803        29,976     33,091
Treasury stock                                       (84)          (78)       (64)
Net unrealized gain (loss) on
  available-for-sale
  securities, net of income
  taxes                                                1            53        (96)
                                                --------      --------   --------
TOTAL SHAREHOLDERS' EQUITY                        62,836        45,817     42,740
                                                --------      --------   --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                          $616,892      $401,034   $371,986
                                                ========      ========   ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                                              Three months ended
                                                              ------------------
                                                                   March 31,
                                                                   ---------
                                                                1996       1995
                                                                ----       ----
 INTEREST INCOME
 Interest and fees on loans                                    $  6,998   $  5,959
 Interest and dividends
 on investment securities:
   Taxable                                                        1,674      1,473
   Tax-exempt                                                        50         27
 Other interest income                                              343        146
                                                              ---------  ---------
TOTAL INTEREST INCOME                                             9,065      7,605

INTEREST EXPENSE
 Deposits                                                         3,553      2,758
 Short-term borrowings                                              128        142
                                                              ---------  ---------
TOTAL INTEREST EXPENSE                                            3,681      2,900
                                                              ---------  ---------

NET INTEREST INCOME                                               5,384      4,705
PROVISION FOR LOAN LOSSES                                           462        345
                                                              ---------  ---------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                         4,922      4,360

OTHER INCOME
 Service fees                                                       560        384
 Other                                                              196        201
 Credit life insurance
     commissions                                                    111        134
                                                              ---------  ---------
TOTAL OTHER INCOME                                                  867        719

OTHER EXPENSES
 Salaries and employee
     benefits                                                     1,464      1,455
 Net occupancy                                                      252        239
 Equipment                                                          214         78
 Data Processing                                                    249        200
 Advertising                                                        133        140
 Federal deposit insurance                                          186        195
 Other                                                            1,232        836
                                                              ---------  ---------
TOTAL OTHER EXPENSE                                               3,730      3,143
                                                              ---------  ---------

INCOME BEFORE INCOME TAXES                                        2,059      1,936
APPLICABLE INCOME TAXES                                             750        697
                                                              ---------  ---------
NET INCOME                                                     $  1,309   $  1,239
                                                              =========  =========
Preferred Stock Dividends                                      $    116   $      0
                                                              =========  =========
Per Share Earnings Applicable to Common Stock                  $    .33   $    .34
                                                              =========  =========
Average common shares
 outstanding                                                  3,667,120  3,666,818
                                                              =========  =========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES


                                                                                                           Net
                                                                                                    Unrealized
                                                                                                       Loss on
                                                                                                    Available-
                                        Preferred      Common      Capital     Retained  Treasury     for-Sale
                                            Stock       Stock      Surplus     Earnings     Stock   Securities     Total
                                        ---------      ------      -------     --------  --------   ----------     -----
Balance January 1, 1995                         0      $3,349       $6,460     $32,185      ($48)    ($143)        $41,803

Treasury Stock Purchases                        0           0            0           0       (16)        0             (16)

Change in net unrealized loss on
 available-for-sale securities, net
 of deferred income taxes                       0           0            0           0         0        47              47

Dividends on Common Stock                       0           0            0        (333)        0         0            (333)
  ($.09 per share)

Net income                                      0           0            0       1,239         0         0           1,239
                                        ---------      ------      -------     --------  --------   --------       -------

Balance March 31, 1995                          0      $3,349       $6,460     $33,091      ($64)     ($96)        $42,740
                                        =========      ======      =======     ========  ========   ========       =======


                                                                                                           Net
                                                                                                    Unrealized
                                                                                                       Gain on
                                                                                                    Available-
                                        Preferred      Common      Capital     Retained  Treasury     for-Sale
                                            Stock       Stock      Surplus     Earnings     Stock   Securities     Total
                                        ---------      ------      -------     --------  --------   ----------     -----

Balance January 1, 1996                        $0      $3,684      $12,182     $29,976      ($78)      $53         $45,817

Treasury Stock Purchases                        0           0            0           0        (6)        0              (6)

Change in net unrealized gain on
 available-for-sale securities, net
 of deferred income taxes                       0           0            0            0         0      (52)            (52)

Dividends on Common Stock                       0           0            0         (366)        0        0            (366)
  ($.10 per share)

Net income                                      0           0            0        1,309         0         0          1,309

Issuance of Preferred Shares                  700           0       15,550            0         0         0         16,250

Dividends on Preferred Shares                   0           0            0         (116)        0         0           (116)
                                        ---------      ------      -------     --------  --------   --------       -------
       ($.1654 per share)

Balance March 31, 1996                       $700      $3,684      $27,732      $30,803      ($84)       $1        $62,836
                                        =========      ======      =======     ========  ========   ========       =======



See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                              For the three months ended
                                               March 31,      March 31,
                                                 1996           1995
                                             -------------  -------------
OPERATING ACTIVITIES

NET INCOME                                      $   1,309       $  1,239

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                         192            175
 AMORTIZATION                                          96            147
 PROVISION FOR LOAN LOSSES                            462            345
 PROVISION FOR DEFERRED TAXES                           5             13
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                         793            298
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                     3,353           (935)
                                                ---------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES           6,210          1,282

INVESTING ACTIVITIES

CASH RECEIVED IN ACQUISITION OF
 BANK, NET OF CASH PAID                            16,430              0
 PROCEEDS FROM SALES OF
  AVAILABLE-FOR-SALE SECURITIES                         0              0
 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                    10,988          3,261
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                      16,072         16,145)
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                       (2,471)        (2,946)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                      (43,562)       (15,430)
 NET CHANGE IN INTEREST BEARING
  DEPOSITS IN OTHER BANKS                           4,311          2,611
 NET CHANGE IN LOANS                               (2,081)        (2,312)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                      (140)          (265)
 PROCEEDS FROM SALE OF
  PREMISES AND EQUIPMENT                                0            165
                                                ---------       --------
NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                           (453)         1,229

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                            (1,268)         1,802
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                        4,128         (1,279)
 PROCEEDS FROM SALE OF PREFERRED
  STOCK                                            16,250              0
 PROCEEDS FROM LONG TERM NOTE                       8,000              0
 CASH DIVIDENDS PAID                                 (366)          (333)
                                                ---------       --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                               26,744            190
                                                ---------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS            32,501          2,701

CASH AND EQUIVALENTS AT BEGINNING OF YEAR          41,118         25,309
                                                ---------       --------

CASH AND EQUIVALENTS AT END OF PERIOD           $  73,619       $ 28,010
                                                =========       ========

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
MARCH 31, 1996
(Dollars in thousands)

1. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Matewan BancShares, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

2. The financial statements presented herein reflect Matewan BancShares, Inc. and its consolidated subsidiaries, The Matewan National Bank, Matewan Bank FSB, Matewan National Bank/Kentucky and Matewan Venture Fund, Inc.

3. On January 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by FASB Statement No. 118. Under this standard, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for collateral dependent loans. The adoption and implementation of this standard did not have a material effect on the Company's financial statements, accounting policies, nonperforming loans, or determination of the adequacy of the allowance for loan losses.

For definitional purposes of the Company, a loan is considered "impaired" in the context of Statement 114 when it is assigned an internal classification rating of substandard, doubtful, or loss, and it is incorporated into the Company's watch list. The internal classifications that define a credit as impaired and the criterea evaluated to determine such classification parallel those employed by banking regulatory authorities.

At March 31, 1996, the recorded investment in impaired loans under Statement No. 114 was $8.08 million (of which $1.37 million were on a nonaccrual basis). Included in this amount is $4.76 million of impaired loans for which the related allowance for credit losses is $2.12 million and $3.32 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the three month period ended March 31, 1996 approximated $7.29 million.

4. On September 28, 1995, the Company entered into a definitive agreement with Banc One Corporation and Bank One Kentucky Corporation under which Matewan BancShares, Inc. would acquire via cash purchase all of the outstanding common stock of the Bank One, Pikeville N.A. franchise. Consummation of this transaction was completed on March 15, 1996. Effective March 16, 1996, the former Bank One, Pikeville N.A. commenced business at its seven office locations as Matewan National Bank/Kentucky ("Pikeville"). Absorption of the Pikeville franchise into the Matewan system increased total consolidated assets approximately $204 million and total consolidated deposits approximately $183 million.

5. On March 15, 1996, the Company executed a note payable for $8.0 million as a partial source of funds to finance the Bank One, Pikeville N.A. acquisition. The note repayment schedule was amortized for a 10 year payback priced 7.75%. The loan will reprice only at its five year anniversary date on the basis of the same 200 basis point over five year Treasury Note differential.

6. On March 4, 1996, the Company closed a stock offering for a new class of convertible preferred stock. Concurrent with this closing, the Company received a capital infusion of approximately $16.25 million, representing the net proceeds from the offering. This new class of stock carries a 7.5% dividend and may not be converted for a period of four years.

7. The preliminary proforma unaudited results of operations for the three month period ended March 31, 1996 and March 31, 1995, assuming consummation of the purchase transaction using a preliminary allocation of the purchase price, issuance of the convertible preferred stock (Note 6), and execution of the note payable (Note 5) as of January 1, 1995, are as follows:


                                                  Three months ended March 31
                                                        1996        1995
                                                        ----        ----
                                                     (000's omitted, except
                                                         per share data)
Total revenues                                        $14,298     $13,032
Net income                                              1,504       1,280
Net income per share applicable to Common Stock           .32         .26



8. Subsequent to March 31, 1996, the Company's underwriters exercised their overallotment option related to the preferred stock offering and the Company sold an additional 105,000 shares of preferred stock. The net proceeds approximated $2,468 million.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at March 31, 1996, have increased approximately $216 million since December 31, 1995, and $245 million since March 31, 1995. Consolidation of the Matewan National Bank/Kentucky figures accounted for the majority of the increase. However, excluding the impact of the Pikeville acquisition, the Company experienced annualized growth in both time periods in excess of ten percent. Deposits have increased approximately $181 million and $203 million and short term borrowings increased approximately $4.6 million and $8.6 million over the quarterly and annual intervals. To fund the acquisition, the Company incurred $8.0 million of long-term debt and successfully completed a new preferred stock offering that netted proceeds of another $16.25 million. Retained earnings increased approximately $827 thousand from December 31, 1995, to March 31, 1996, and decreased approximately $2.3 million in the twelve month period ended March 31, 1996. The latter decrease was due to the effect of the reallocation between capital accounts related to the June 1995 stock dividend after considering earnings and cash dividends. The former increase is due to the retention of earnings, net of dividends paid.

The asset structure of the Company's balance sheet at March 31, 1996, compared to December 31, 1995, and March 31, 1995, reflects several notable differences. Net loans have increased approximately $135 million from December 31, 1995, mainly due to the Pikeville acquisition and subsequent consolidation. This increase reflects a level of 59.0% of total assets versus a pre-acquisition level of just under 57.0%. Deposit growth attributable to both the acquisition and normal core market growth for the three month and twelve month periods depicted in the financial statements ended March 31, 1996, supported almost all of this loan growth. Investment securities have increased approximately $33.3 million since December 31, 1995, and $30.1 million since March 31, 1995. Investment securities comprise approximately 22.5% of the Company's total assets versus 18.3% at December 31, 1995. Cash and cash equivalent balances increased approximately $32.5 million and $45.6 million. Interest bearing deposits in other banks decreased approximately $4.3 million and increased approximately $1.1 million, respectively, in the three month and twelve month periods ended March 31, 1996. Virtually all of the growth in overall earning asset levels over these respective time periods was funded through increased deposits and short-term borrowings. Fixed assets increased approximately $10.2 million and $11.0 million during the three month and twelve month periods ended March 31, 1996. Almost all of the increases are attributable to the absorption of the fixed assets of the newly acquired franchise and additional data communication and data processing enhancements related to its conversion to the Company's operating system. Other assets increased approximately $8.3 million since December 31, 1995, mainly due to preliminary goodwill, core deposits, and organizational expenditures related to the Pikeville acquisition.

Regarding the loan portfolio, it is the Company's policy to maintain a strategic asset mix wherein the loan portfolio represents approximately sixty-five percent (65%) of total assets. More specifically, the desired targeted mix within the loan portfolio is equally distributed among the commercial, consumer, and real estate loan categories. Real estate loans represent the largest component of the Company's loan portfolio. The majority of the real estate loans are of the one-to-four family residential nature. Consumer loans represent the second largest category of the loan portfolio. Automobile loans approximate 50% of the total consumer portfolio. Commercial loans represent the smallest component of the Company's loan portfolio. All classes of loans are subject to minimum acceptable underwriting standards regarding downpayment, term, equity, loan-to-value measures and collateral coverage, adequate cash flow and debt coverage, and credit history, among other things. The primary focus for all categories of lending is the seven county market area in southern West Virginia and eastern Kentucky that the Company has identified as its core market. As a point of fact, the overwhelming majority of the loans outstanding on both March 31, 1996, and 1995, respectively, for each loan portfolio category are to customers within this core market.

By definition, two major credit concentrations exist for the Company: (1) those delineated by loan category as a proportion of the Company's capital base, and
(2)that of a single industry concentration. Loan categories that exceed 25% of the Company's capital base are: (1) those secured by one-to-four family residences, (2) those secured by automobiles, (3) those secured by commercial real estate and equipment, and (4) those characterized as unsecured loans. The other type of concentration relates to the general overall reliance on the coal industry prevalent in the Company's market area. Given the market area's dependence on this industry, avoidance of this type of concentration by the Company is neither likely nor practical.

Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations is dependent on the coal industry. Accordingly, a downturn in the coal industry could impact both the value of collateral held as security and the ability to repay contracts in accordance with original terms. The Company attempts to mitigate this sensitivity somewhat by spreading the portfolio throughout eastern Kentucky, southern West Virginia, and western Virginia. While the bulk of both the lending and deposit taking functions of the Company are currently in its present seven county market area, some geographic diversification may be realized by engaging in business in contiguous counties.

Non-interest bearing deposits increased approximately $23.4 million and $24.2 million and interest bearing deposits increased approximately $158 million and $179 million in the three month period since December 31, 1995 and in the twelve month period since March 31, 1995, respectively. All depository subsidiaries of the Company have interest rate structures that offer yields that have been consistently competitive with other deposit products available in the market over these same time periods. This deposit pricing posture has enabled the

Company to insulate earnings from rising interest rate pressures. Short term borrowings increased $4.6 million and $8.6 million over the same time periods. Factors contributing to these changes are the volatile nature of these types of funds (primarily tax deposits), the increasing placement of public funds in accounts of this nature, and the fact that, in the interest rate environment prevalent over the periods addressed, these types of accounts possess most of the unattractive features of money market accounts. Other liabilities decreased approximately $4.9 million and $5.0 million, respectively, over the same time periods. The majority of the increase is attributable to the impact of the acquisition and subsequent consolidation of the Pikeville franchise.

Internal capital retention has allowed for equity growth of approximately $769 thousand and $3.8 million in the respective time periods. Issuance of a new class of preferred shares netted another $16.25 million in new capital in the first quarter of 1996. Equity capital as a percentage of total assets was 10.18%, 11.42%, and 11.48% at March 31, 1996, December 31, 1995, and March 31,
1995, respectively. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 14.19% at March 31, 1996, and 19.38% at March 31, 1995. The percentage at December 31, 1995, was 19.06%. The primary reason for the decrease at March 31, 1996, from other prior period levels was the dual effect of absorbing approximately $8.9 million in goodwill related to the Pikeville acquisition and the Pikeville asset mix.

Management is not aware of any trends, events, or uncertainties, either favorable or unfavorable, that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or results of operations. There are no current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company. The Company has no outstanding loans that have been classified for regulatory purposes as loss, doubtful, substandard, or special mention that result from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SUMMARY

Net income for the first quarter of 1996 was approximately $1.309 million, representing earnings per share applicable to common stock of $.33, versus $1.239 million, or $.34 per share for the same period in 1995. Earnings per share for the year ended December 31, 1995 was $1.42. Return on Average Assets was 1.21% and 1.36% for the three month period ended March 31, 1996, and March 31, 1995, respectively. Return on Average Assets for the year ended December 31, 1995, was 1.38%. Return on Average Equity was 10.73% and 11.89% for the respective three month time periods and 12.49% for the year ended December 31, 1995.

ACQUISITION ACTIVITY

On September 28, 1995, the Company entered into a definitive agreement with Banc One Corporation and Bank One Kentucky Corporation under which Matewan BancShares, Inc. would acquire via cash purchase all of the outstanding common stock of the Bank One, Pikeville N.A. franchise. Consummation of the transaction was completed March 15, 1996. The Pikeville franchise resumed operations as a wholly owned subsidiary of Matewan BancShares, Inc. as Matewan National Bank/Kentucky. At March 15, 1996, Pikeville had total assets of approximately $204 million, deposits of approximately $183 million and capital of approximately $20 million. The Company funded this acquisition with long-term debt of approximately $8 million, a capital stock offering of $16.25 million, and available cash.

RESULTS OF OPERATIONS

Net interest income was $5.384 million for the three month period ended March 31, 1996 versus $4.705 million for the three month period ended March 31, 1995. Since the new Pikeville franchise contributed only 16 days worth of activity towards first quarter performance, this increase of approximately $679 was mainly attributable to the Company managing its net interest margin through its core business base. Under normal circumstances, in the rising interest rate environment experienced in the first quarter of 1996, an institution that is liability sensitive in the short run would expect an unfavorable reaction in net interest income as interest-bearing liabilities reprice at higher rates faster than interest-earning assets reprice. Because the Company has exercised such extreme vigilance in maintaining its funds pricing positions, as interest rates increased, net interest income was not as vulnerable to erosion. Actual Net Interest Margin (net interest income divided by average earning assets) for the three months ended March 31, 1996 was 5.59% versus 5.69% for the same period in 1995, an erosion of less than 2%. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact. Consolidation of the Pikeville franchise should mitigate some of this liability sensitivity for the Company, since the Pikeville franchise is actually asset sensitive in the short term..

The Company's provision for loan losses for the three months ended March 31, 1996 was approximately $117 thousand higher than for the same period in 1995. Pikeville did not make a contribution to loan loss provison in the current quarter towards consolidated Company totals. Net charge-off activity decreased to $463 thousand from $707 thousand for the same respective periods. Pikeville's contribution to this measure was immaterial. Non-performing loans (loans past due greater than ninety days plus nonaccrual loans) approximated $5.693 million at March 31, 1996, versus $2.922 million at March 31, 1995. These levels represent approximately 1.54% and 1.33% of the gross loans outstanding for each respective period. The consolidation of the Pikeville franchise included an increase to the consolidated Company reserve position of approximately $3.152 million. Consolidation of the Pikeville loan loss reserve and its non-performing loans with those of the Company for the first quarter of 1996 produced a ratio of allowance for loan losses to non-performing loans of 107.57%. A similar calculation for the first quarter of 1995 produced a ratio of 87.95%. The ratio of allowance for loan losses to gross loans was 1.65% and 1.17% for the three month periods ended March 31, 1996, and March 31, 1995, respectively. The Company maintains an extremely aggressive postition in dealing with the workout or liquidation of higher risk accounts. Management has determined that (1) there exists sufficient coverage in the loan loss reserve to absorb the effect of anticipated charge-offs without requiring any additional reserves and (2) on an ongoing basis, provisions to loan loss reserve will continue to be made to reflect any ongoing additional exposure to the loan portfolio. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known anticipated losses, and does not anticipate any further significant losses.

Non-interest income increased $148 thousand during the first three months of 1996 when compared to the same period in 1995. Service fees and other fees generally increased in the current quarter due to a change in the service fee schedule from the earlier quarter and normal business growth. Sales of credit insurance in the same periods translated into commissions approximately $23 thousand lower in 1996 than for the same three month period in 1995. High loss experiences by the Company's credit insurance underwriters resulted in the underwriters' companies tightening eligibility standards for policies issued in the Company's market area. Sales volumes have declined accordingly. The Pikeville franchise did not make a material contribution to non-interest income for the sixteen days that it operated as a subsidiary of Matewan BancShares.

Non-interest expenses increased $589 thousand for the first three months of 1996 over the same period in 1995. These increases were related partly to the effect of operating expenses in opening the two supermarket offices of Matewan Bank FSB that were incurred subsequent to the end of the first quarter of 1995. Overall, higher equipment and data processing expenses related to the Company's outsourcing its data processing functions to Electronic Data Systems (EDS) and converting the Pikeville franchise to the same operating system were experienced. Otherwise most increases for overhead-related expenses were a function of normal business growth and activity. For the most part, the contribution from the Pikeville franchise for sixteen days of normal, ongoing operations was not material to the overall Company levels of non-interest expense. However, the Company incurred approximately $366 thousand of accounting, legal, and underwriting expenses related to consummating the Pikeville acquisition and closing the preferred stock offering. Management anticipates incurring some additional nonrecurring expenses related to the Pikeville acquisition of a lesser amount in the second quarter of 1996.

For the three month periods ended March 31, 1996 and March 31, 1995, respectively, net income before taxes increased $123 thousand. Applicable income taxes increased by $53 thousand in the three month period ended March 31, 1996, over the same period in 1995. The effective income tax rate for the first three months of 1996 was 36.43% versus 36.00% for the first three months of 1995. These levels reflect both changes in composition of the Company's earnings and favorable tax effects attributable to Matewan Bank FSB. Net income after income taxes increased only $70 thousand for the three months ended March 31, 1996, over the same period for 1995, a consequence of an interest rate environment less favorable to a liability sensitive institution, expenses connected with closing the preferred stock offering and acquiring Matewan National Bank/Kentucky, and a loan loss provision that was more than 33% higher than for the prior period.

Analysis of the allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)

                                         Three months ended
Year-to-date amounts listed through     March 1,     March 31,
                                        --------     ---------
                                          1996         1995
                                          ----         ----
Balance at begining of period           $2,973       $2,932


Loans charged-off                         (537)        (802)


Recoveries                                  74           95

Increase incidental to acquisition       3,152            0


Provision for loan losses                  462          345
                                         -----        -----


Balance at the end of period            $6,124       $2,570
                                         =====        =====

Non-performing loans                   $ 5,693       $2,922

Ratio of net charge-offs to
average loans (annualized)                 .73%        1.34%

Ratio of nonperforming loans to
gross loans                               1.54%        1.33%

Ratio of nonperforming assets to
total assets                              1.02%         .89%

Ratio of allowance for loan losses
to non-performing loans                 107.57%       87.95%

Ratio of allowance for loan losses
to gross loans                           1.65%         1.17%

The level of loans classified as troubled, restructured debt was immaterial for either of the above periods.

                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATEWAN BANCSHARES, INC.
                                             (Registrant)



May 10, 1996                          By: /s/Dan R. Moore
                                         ----------------------------
                                               Dan R. Moore
                                     Chairman of the Board of Directors
                                              and President





May 10, 1996                         By: /s/Lee M. Ellis
                                        ----------------------------
                                           Lee M. Ellis
                             Vice President & Chief Financial Officer

                           MATEWAN BANCSHARES, INC.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11

    Exhibit 27 Financial Date Schedule

    Information included in EX-27 is incorporated herein by reference.

(b) Reports on Form 8-K  - A report on Form 8-K was filed on March 28, 1996.