Form 10-Q
period 1996-06-30
MATEWAN BANCSHARES INC
filed 1996-08-12
CIK 742246

                                  FORM - 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 1996
                         -------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1 Par Value - 3,663,351 shares June 30, 1996
- -----------------------------------------------------------

                                 Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - June 30, 1996,
       December 31, 1995, and June 30, 1995
     Consolidated statements of income - Six months and three
       months ended June 30, 1996 and June 30, 1995
     Consolidated statement of changes in shareholders' equity
       for the six months ended June 30, 1996 and 1995
     Consolidated statements of cash flows for the six months
       ended June 30, 1996 and 1995
     Notes to consolidated financial statements

Item 2. Manangement's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                     June 30  December 31     June 30
                                     -------  -----------     -------
ASSETS                                  1996         1995        1995
                                        ----         ----        ----
Cash and due from banks              $ 23,550  $ 23,881       $ 20,342
Federal funds sold                     20,223    17,237         11,377
                                     --------  --------       --------

 Cash and cash equivalents             43,773    41,118         31,719

Interest bearing deposits
 in other banks                         2,691     5,704          3,132

Investment securities:
 Available-for-sale at
   fair value                          28,213    32,429          6,970
 Held-to-maturity at cost             121,035    73,299        100,210
  (Approximate fair value
   $118,565 at June 30,1996;
   $73,839 at December 31, 1995;
   and $101,031 at June 30, 1995)

Loans - net                           367,251   228,568        221,944

Premises and equipment                 20,608     9,692          9,383

Accrued interest receivable
 and other assets                      22,219    10,224          9,982
                                     --------  --------       --------

TOTAL ASSETS                         $605,790  $401,034       $383,340
                                     ========  ========       ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                                                           June 30     December 31      June 30
                                                                         -----------  ------------   -----------
                                                                            1995              1995         1996
                                                                         -----------  ------------   -----------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                   $   67,784   $   44,917      $   42,451
  Interest bearing                                                          441,112      289,470         270,350
                                                                         ----------   ----------      ----------

  TOTAL DEPOSITS                                                            508,896      334,387         312,801

Short-term borrowings:
  Repurchase agreements                                                      11,765        9,361          14,706
  Other                                                                       5,102        8,349           8,722
                                                                         ----------   ----------      ----------
  TOTAL SHORT TERM
  BORROWINGS                                                                 16,867       17,710          23,428

Long-term Borrowings                                                          7,859            0               0

Accrued interest payable
  and other liabilities                                                       6,401        3,120           3,478
                                                                         ----------   ----------      ----------

TOTAL LIABILITIES                                                           540,023      355,217         339,707

SHAREHOLDERS' EQUITY

Preferred stock                                                                 805            0               0
 $1 par value; 1,000,000 shares
 authorized;  805,000 issued as
 of June 30, 1996 ($25 per share
 liquidation preference)

Common Stock - $1 par value                                                   3,684        3,684           3,684
 10,000,000 shares authorized;
 3,684,104 shares outstanding at
 June 30, 1996, December 31, 1995,
 and June 30, 1995, including
 20,753, 16,753 and 15,753 shares
 in treasury stock
Surplus                                                                      29,773       12,182          12,182
Retained earnings                                                            31,768       29,976          27,893
Treasury stock                                                                 (151)         (78)            (57)
Net unrealized gain(loss) on
  available-for-sale
  securities, net of deferred
  income taxes                                                                 (112)          53             (69)
                                                                         ----------   ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                                   65,767       45,817          43,633
                                                                         ----------   ----------      ----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                   $  605,790   $  401,034      $  383,340
                                                                         ==========   ==========      ==========
See Accompanying Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)


                                                                             Six months ended        Three months ended
                                                                        ------------------------   -----------------------
                                                                                June 30,                 June 30,
                                                                               ---------                 --------
                                                                            1996         1995         1996         1995
                                                                            ----         ----         ----         ----
INTEREST INCOME
 Interest and fees on loans                                              $   16,762   $   12,221   $    9,764   $    6,262
  Interest and dividends
  on investment securities:
    Taxable                                                                   3,873        3,029        2,199        1,556
   Tax-exempt                                                                   146           61           96           34
 Other interest income                                                          743          298          400          152
                                                                         ----------   ----------   ----------   ----------
TOTAL INTEREST INCOME                                                        21,524       15,609       12,459        8,004

INTEREST EXPENSE
 Deposits                                                                     8,276        5,755        4,723        2,997
 Short-term borrowings                                                          452          282          324          140
                                                                         ----------   ----------   ----------   ----------
TOTAL INTEREST EXPENSE                                                        8,728        6,037        5,047        3,137
                                                                         ----------   ----------   ----------   ----------

NET INTEREST INCOME                                                          12,796        9,572        7,412        4,867
PROVISION FOR LOAN LOSSES                                                     1,441          829          979          484
                                                                         ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                    11,355        8,743        6,433        4,383

OTHER INCOME
 Service fees                                                                 1,379          816          819          432
 Other                                                                          618          421          422          220
 Credit life insurance
     commissions                                                                293          273          182          139
                                                                         ----------   ----------   ----------   ----------
TOTAL OTHER INCOME                                                            2,290        1,510        1,423          791

OTHER EXPENSES
 Salaries and employee
     benefits                                                                 3,606        3,008        2,142        1,553
 Net occupancy                                                                  553          483          301          244
 Equipment                                                                      525          378          311          300
 Data Processing                                                                613          332          364          132
 Advertising                                                                    407          347          274          207
 Federal deposit insurance                                                      259          392           73          197
 Other                                                                        2,912        1,577        1,680          741
                                                                         ----------   ----------   ----------   ----------
TOTAL OTHER EXPENSE                                                           8,875        6,517        5,145        3,374
                                                                         ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                                                    4,770        3,736        2,711        1,800
APPLICABLE INCOME TAXES                                                       1,754        1,332        1,004          635
                                                                         ----------   ----------   ----------   ----------
NET INCOME                                                               $    3,016   $    2,404   $    1,707   $    1,165
                                                                         ==========   ==========   ==========   ==========

Preferred Stock Dividends                                                $      492   $        0   $      376   $        0
                                                                         ==========   ==========   ==========   ==========
Earnings Applicable to
   Common Stock                                                          $    2,524   $    2,404   $    1,331   $    1,165
                                                                         ==========   ==========   ==========   ==========

Per Share Earnings
   Applicable to Common                                                        $.69         $.65         $.36         $.32
   Stock                                                                 ==========   ==========    =========    =========
Average common shares
 outstanding                                                              3,666,266    3,667,500    3,665,943    3,668,304
                                                                         ==========   ==========   ==========   ==========
See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES

                                                                                                        Net
                                                                                                 Unrealized
                                                                                                    Loss on
                                                                                                  Available-
                                    Preferred      Common      Capital     Retained   Treasury      for-Sale
                                        Stock       Stock      Surplus     Earnings      Stock    Securities     Total
                                    ---------     -------    ---------   ----------   --------   -----------  --------
Balance January 1, 1995                     0      $3,349       $6,460      $32,185       ($48)       ($143)   $41,803

Treasury Stock Purchases                    0           0            0            0        (35)           0        (35)

Treasury Stock Sales                        0           0           31            0         26            0         57

Change in net unrealized loss on
 available-for-sale securities,
 net of deferred income taxes               0           0            0             0         0           74         74

Dividends on Common Stock                   0           0            0          (667)        0            0       (667)
  ($.1818 per share)

Common Stock Dividend (10%)                 0         335        5,691        (6,026)        0            0          0

Cash Paid on Fractional Shares              0           0            0            (3)        0            0         (3)

Net income                                  0           0            0         2,404         0            0      2,404
                                    ---------   ---------    ---------     ---------   -------      -------   --------

Balance June 30, 1995                       0      $3,684      $12,182       $27,893      ($57)        ($69)   $43,633
                                    =========   =========    =========     =========   =======      =======   ========

                                                                                                        Net
                                                                                                 Unrealized
                                                                                                    Loss on
                                                                                                  Available-
                                    Preferred      Common      Capital     Retained   Treasury      for-Sale
                                        Stock       Stock      Surplus     Earnings      Stock    Securities     Total
                                    ---------     -------    ---------   ----------   --------   -----------  --------
Balance January 1, 1996                    $0      $3,684      $12,182      $29,976       ($78)         $53    $45,817

Treasury Stock Purchases                    0           0            0            0        (73)           0        (73)

Change in net unrealized gain on
 available-for-sale securities,
 net of deferred income taxes               0           0            0            0          0         (165)      (165)

Dividends on Common Stock                   0           0            0         (732)         0            0       (732)
  ($.20 per share)

Net income                                  0           0            0        3,016          0            0      3,016

Issuance of Preferred Shares              805           0       17,591            0          0            0     18,396

Dividends on Preferred Shares               0           0            0         (492)         0            0       (492)
 ($.596 per share)                  ---------   ---------    ---------     ---------   -------      -------   --------

Balance June 30, 1996                    $805      $3,684      $29,773      $31,768      ($151)       ($112)   $65,767
                                    =========   =========    =========     =========   =======      =======   ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)


                                              For the six months ended
                                               June 30,      June 30,
                                                 1996          1995
                                             ------------  ------------
OPERATING ACTIVITIES

NET INCOME                                      $  3,016      $  2,404

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                        495           343
 AMORTIZATION                                        256           277
 PROVISION FOR LOAN LOSSES                         1,441           829
 PROVISION FOR DEFERRED TAXES                         10            33
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                     (3,232)         (842)
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                    1,400          (567)
                                                --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES          3,386         2,477

INVESTING ACTIVITIES

 NET CASH RECEIVED IN ACQUISITION OF
  BANK                                            16,430             0
 PROCEEDS FROM SALES OF
  AVAILABLE-FOR-SALE SECURITIES                        0             0
 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                   12,933         7,261
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                     27,383        24,540
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                      (8,442)       (3,034)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                     (60,669)      (25,990)
 NET CHANGE IN INTEREST BEARING
  DEPOSITS IN OTHER BANKS                          3,013          (256)
 NET CHANGE IN LOANS                              (6,246)       (8,029)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                     (837)         (639)
 PROCEEDS FROM SALE OF
  PREMISES AND EQUIPMENT                               0           165
                                                --------      --------
NET CASH USED IN INVESTING
ACTIVITIES                                       (16,435)       (5,982)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                           (8,077)        2,154
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                      (1,319)        8,431
 PROCEEDS FROM SALE OF PREFERRED
  STOCK                                           18,396             0
 PROCEEDS FROM LONG TERM NOTE                      8,000             0
 PAYMENTS ON LONG TERM NOTE                         (141)            0
 CASH DIVIDENDS PAID                              (1,155)         (670)
                                                --------      --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                              15,704         9,915
                                                --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS            2,655         6,410
CASH AND EQUIVALENTS AT BEGINNING OF YEAR         41,118        25,309
                                                --------      --------
CASH AND EQUIVALENTS AT END OF PERIOD           $ 43,773      $ 31,719
                                                ========      ========

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
June 30, 1996
(Dollars in thousands)

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

2. The financial statements presented herein reflect Matewan BancShares, Inc. and its consolidated subsidiaries, Matewan National Bank, Matewan Bank FSB, Matewan National Bank/Kentucky and Matewan Venture Fund, Inc.

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

At June 30, 1996, the recorded investment in impaired loans under Statement No. 114 was $5.66 million (of which $842 thousand were on a nonaccrual basis). Included in this amount is $2.368 million of impaired loans for which the related allowance for credit losses is $1.398 million and $3.295 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the six month period ended June 30, 1996, approximated $6.75 million.

4. On September 28, 1995, the Company entered into a definitive agreement with Banc One Corporation and Bank One Kentucky Corporation under which Matewan BancShares, Inc. would acquire via cash purchase all of the outstanding common stock of the Bank One, Pikeville N.A. franchise. Consummation of this transaction was completed on March 15, 1996, using the purchase method of accounting. Effective March 16, 1996, the former Bank One, Pikeville N.A. commenced business at its seven office locations as Matewan National Bank/Kentucky ("Pikeville"). Absorption of the Pikeville franchise upon consummation into the Matewan system increased total consolidated assets approximately $204 million and total consolidated deposits approximately $183 million.

5. On March 15, 1996, the Company executed a note payable for $8.0 million representing a partial source of funds to finance the Pikeville acquisition. The note repayment schedule was amortized for a 10 year payback priced 7.75%. The loan will reprice only at its five year anniversary date on the basis of a 200 basis point over five year Treasury Note differential.

6. On March 4, 1996, the Company closed a stock offering for a new class of convertible preferred stock. Concurrent with this closing and the subsequent exercise of the underwriter's overallotment option, the Company issued 805,000 shares of preferred stock and received a capital infusion of approximately $18.396 million, representing the total net proceeds. This new class of stock carries a 7.5% dividend and may not be converted for a period of four years.

7. The preliminary proforma unaudited results of operations for the six month period ended June 30, 1996, and June 30, 1995, assuming consummation of the purchase transaction (Note 4), issuance of the convertible preferred stock (Note
6), and execution of the note payable (Note 5) as of January 1, 1995, was as follows:


                                   Six months ended June 30
                                      1996         1995
                                   -----------  -----------
                                    (000's omitted, except
                                        per share data)

Total revenues                         $28,180      $30,836
Net income                               3,026        2,314
Net income per share applicable
 to common stock                           .62          .43

8. In June 1996, the Financial Accounting Standards Board issued Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides new accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishment of liabilities. The provisions of the Statement are to be applied to transactions occurring after December 31, 1996. The adoption of Statement 125 is not expected to have a material impact on the Company's financial statements.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at June 30, 1996, have increased approximately $205 million since December 31, 1995, and $222 million since June 30, 1995. The acquisition of Bank One, Pikeville on March 15, 1996 accounted for the majority of the increase. Excluding the impact of the Pikeville acquisition, the Company experienced annualized negative asset growth of less than two percent in the six month period and asset growth in excess of three percent in the annual period ended June 30, 1996. Deposits have increased approximately $175 million and $196 million and short term borrowings decreased approximately $843 thousand and $6.6 million over the semiannual and annual intervals, respectively. To fund the acquisition, the Company incurred $8.0 million of long-term debt and successfully completed a preferred stock offering that netted proceeds of $18.39 million. Retained earnings increased approximately $1.8 million from December 31, 1995, to June 30, 1996, and approximately $3.8 million in the twelve month period ended June 30, 1996. The increases are due to the retention of earnings, net of dividends paid.

The asset structure of the Company's balance sheet at June 30, 1996, compared to December 31, 1995, and June 30, 1995, reflects several notable differences. Net loans have increased approximately $139 million from December 31, 1995, mainly due to the Pikeville acquisition and subsequent consolidation. Further, loan demand in the Company's core market area has been strong in the second quarter. The increase reflects a level of 61.0% of total assets versus a pre-acquisition level of just under 57.0%. Deposit growth attributable to both the acquisition and normal core market growth for the six month and twelve month periods in the financial statements ended June 30, 1996, have supported this loan growth. Investment securities have increased approximately $43.5 million since December 31, 1995, and $42.1 million since June 30, 1995. Investment securities comprise approximately 24.6% of the Company's total assets versus 18.3% at December 31, 1995. Cash and cash equivalent balances increased approximately $2.7 million and $12.1 million from December 31, 1995 and June 30, 1996, respectively. Interest bearing deposits in other banks decreased approximately $3.0 million and approximately $400 thousand, respectively, in the six month and twelve month periods ended June 30, 1996. Virtually all of the changes in overall earning asset levels over these respective time periods paralleled activity in deposits and short-term borrowings. Fixed assets increased approximately $10.9 million and $11.2 million during the six month and twelve month periods ended June 30, 1996. Almost all of the increases are attributable to the absorption of the fixed assets of the newly acquired franchise and additional data communication and data processing enhancements related to its conversion to the Company's operating system. Other assets increased approximately $11.9 million since December 31, 1995, mainly due to the purchase price allocation, goodwill, and organizational expenditures related to the Pikeville acquisition.

The Company's policy is to maintain a strategic asset mix wherein the loan portfolio represents approximately sixty-five percent (65%) of total assets. More specifically, the desired targeted mix within the loan portfolio is equally distributed among the commercial, consumer, and real estate loan categories. Real estate loans represent the largest component of the Company's loan portfolio. The majority of the real estate loans are of the one-to-four family residential nature. Consumer loans represent the second largest category of the loan portfolio. Automobile loans approximate 50% of the total consumer portfolio. Commercial loans represent the smallest component of the Company's loan portfolio. All classes of loans are subject to minimum acceptable underwriting standards regarding downpayment, term, equity, loan-to-value measures and collateral coverage, adequate cash flow and debt coverage, and credit history, among other things. The primary focus for all categories of lending is the seven county market area in southern West Virginia and eastern Kentucky that the Company has identified as its core market. As a point of fact, the overwhelming majority of the loans outstanding on both June 30, 1996, and 1995, respectively, for each loan portfolio category are to customers within this core market.

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

Non-interest bearing deposits increased approximately $22.8 million and $25.3 million and interest bearing deposits increased approximately $152 million and $171 million in the six month period since December 31, 1995, and in the twelve month period since June 30, 1995, respectively. The acquisition of Bank One, Pikeville and subsequent consolidation of its deposits with the other affiliates of the Company account for most of the increase. All depository subsidiaries of the Company have interest rate structures that offer yields that have been consistently competitive with other deposit products available in the market over these same time periods. This deposit pricing posture has enabled the Company to partially insulate earnings from rising interest rate pressures. Short term borrowings decreased $1.3 million and $6.6 million over the same time periods. Factors contributing to these changes are the volatile nature of these types of funds (primarily tax deposits and public funds), the increasing placement of public funds in accounts of this nature, and the fact that, in the interest rate environment prevalent over the periods addressed, these types of accounts possess most of the unattractive features of money market accounts. Other liabilities increased approximately $3.3 million and $2.9 million, respectively, over the same time periods. The majority of the increase is attributable to the impact of the acquisition and subsequent consolidation of the Pikeville franchise.

Internal capital retention has primarily allowed for equity growth of approximately $1.55 million and $3.7 million in the respective time periods. Issuance of a new class of preferred shares netted another $18.39 million in new capital in the first half of 1996. Equity capital as a percentage of total assets was 10.86%, 11.42%, and 11.38% at June 30, 1996, December 31, 1995, and
June 30, 1995, respectively. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 14.97% at June 30, 1996, and 19.21% at June 30, 1995. The percentage at December 31, 1995, was 19.06%. The primary reason for the decrease at June 30, 1996, from other prior period levels was the dual effect of absorbing approximately $9.2 million in goodwill and intangibles related to the Pikeville acquisition and absorbing the Pikeville asset mix. This decrease also demonstrated the effect of the Bank One, Pikeville acquisition enabling the Company to better leverage its capital.

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

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first half of 1996 was approximately $3.016 million, representing earnings per share applicable to common stock of $.69, versus $2.404 million, or $.65 per share for the same period in 1995. Net income for the second quarter of 1996 was $1.707 million or $.36 per share versus $1.165 million or $.32 per share for the same period in 1995.Earnings per share for the year ended December 31, 1995 was $1.42. Return on Average Assets was 1.16% and 1.30% for the six month period ended June 30, 1996, and June 30, 1995, respectively. Return on Average Assets for the year ended December 31, 1995, was 1.38%. Return on Average Equity was 10.50% and 11.41% for the respective six month time periods and 12.49% for the year ended December 31, 1995. The lower measures for the 1996 periods represent the impact of (1) the absorption of the Bank One, Pikeville asset base into the Company, (2) expenses incurred related to the acquisition, and (3) the preferred stock issuance diluting the consolidated impact of the net earnings generated for the Company from the new affiliate.

ACQUISITION AND EXPANSION ACTIVITY

On September 28, 1995, the Company entered into a definitive agreement with Banc One Corporation and Bank One Kentucky Corporation under which Matewan BancShares, Inc. would acquire via cash purchase all of the outstanding common stock of the Bank One, Pikeville N.A. franchise. Consummation of the transaction was completed March 15, 1996. The Pikeville franchise resumed operations as a wholly owned subsidiary of Matewan BancShares, Inc. as Matewan National Bank/Kentucky. At March 15, 1996, Pikeville had total assets of approximately $204 million, deposits of approximately $183 million and capital of approximately $20 million. The Company funded this acquisition with long-term debt of approximately $8 million, a capital stock offering of $18.39 million, and available cash.

In the month of June 1996, Matewan Bank FSB, the Company's wholly-owned federal savings bank, filed applications with the Office of Thrift Supervision for the opening of four new branch offices. A full service branch office for Prestonsburg, Kentucky is scheduled for opening sometime in the second half of 1996. In addition, two new supermarket offices in Abingdon, Virginia and Van Sant, Virginia are expected to commence business within approximately the same time frame. The fourth office, a combination financial services, business development, and loan production office, will be opened in Richlands, Virginia by the end of July.

RESULTS OF OPERATIONS

Net interest income was $12.796 million for the six month period ended June 30, 1996, versus $9.572 million for the six month period ended June 30, 1995. Under normal circumstances, in the rising interest rate environment experienced in the first half of 1996, an institution that is liability sensitive in the short run would expect an unfavorable reaction in net interest income as interest-bearing liabilities reprice at higher rates faster than interest-earning assets reprice. Because the Company has exercised such vigilance in maintaining its funds pricing positions, as interest rates increased, net interest income was not as vulnerable to erosion. Actual Net Interest Margin (net interest income divided by average earning assets) for the six months ended June 30, 1996 was 5.52% versus 5.73% for the same period in 1995, an erosion of less than 4%. Net interest margin for the second quarter of 1996 was 5.45% versus 5.77% for the second quarter of 1995. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the six months ended June 30, 1996, was approximately $612 thousand higher than for the same period in 1995. Net charge-off activity increased to $1.387 million from $965 thousand for the same respective periods. The provison for the second quarter of 1996 was $979 thousand versus $484 for the second quarter of 1995. Non-performing loans (loans past due greater than ninety days plus nonaccrual loans) approximated $5.521 million at June 30, 1996, versus $2.799 million at June 30, 1995. These levels represent approximately 1.28% and 1.10% of the gross loans outstanding for each respective period. The consolidation of the Pikeville franchise included an increase to the consolidated Company reserve position of approximately $3.152 million. Consolidation of the Pikeville loan loss reserve and its non-performing loans with those of the Company for the first half of 1996 produced a ratio of allowance for loan losses to non-performing loans of 128.84%. A similar calculation for the first half of 1995 produced a ratio of 99.89%. The ratio of allowance for loan losses to gross loans was 1.65% and 1.24% for the six month periods ended June 30, 1996, and June 30, 1995, respectively. The Company maintains an aggressive position in dealing with the workout or liquidation of higher risk credits. Management has determined that (1) there exists sufficient coverage in the loan loss reserve to absorb the effect of anticipated charge-offs without requiring any additional reserves and (2) on an ongoing basis, provisions to loan loss reserve will continue to be made to reflect any ongoing additional exposure to the loan portfolio. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known anticipated losses, and does not anticipate any further significant losses.

Non-interest income increased $780 thousand during the first six months of 1996 when compared to the same period in 1995. Service fees and other fees generally increased due to a change in the service fee schedule, absorption of a full quarter contribution from Pikeville, and normal business growth. Sales of credit insurance in the same periods translated into commissions approximately $20 thousand greater in 1996 than for the same six month period in 1995. High loss experiences by the Company's credit insurance underwriters resulted in the underwriters' companies tightening eligibility standards for policies issued in the Company's market area. Sales volumes have accordingly remained flat. Non-interest income for the second quarter of 1996 was $1.423 million versus $791 thousand for the second quarter of 1996. The full quarter of operations realized from the Pikeville franchise accounts for the largest portion of the increase.

Non-interest expenses increased $2.358 million for the first half of 1996 over the same period in 1995. These increases were primarily attributable to the absorption of a full quarter's worth of operations for Pikeville. As well, the Company incurred a full six months worth of expenses in 1996 related to the two supermarket offices of Matewan Bank FSB that were opened in the latter part of the first half of 1995. Overall, higher equipment and data processing expenses related to the Company's outsourcing its data processing functions to Electronic Data Systems (EDS) and converting the Pikeville franchise to the same operating system were experienced. Otherwise most increases for overhead-related expenses were a function of normal business growth and activity. The Company incurred approximately $186 thousand of accounting, legal, and underwriting expenses related to consummating the Pikeville acquisition and closing the preferred stock offering.

Second quarter non-interest expense levels were approximately $542 thousand higher than for the second quarter of 1996. Again, most of the increase is attributable to the absorption of the Pikeville franchise.

For the six month periods ended June 30, 1996 and June 30, 1995, respectively, net income before taxes increased $1.034 million. Applicable income taxes increased by $422 thousand in the six month period ended June 30, 1996, over the same period in 1995. The effective income tax rate for the first half of 1996 was 36.77% versus 35.65% for the first half of 1995. These levels reflect changes in composition of the Company's earnings, favorable tax effects attributable to Matewan Bank FSB, and the impact of a full quarter's worth of operation from Pikeville. Net income after income taxes increased $612 thousand for the six months ended June 30, 1996, over the same period for 1995, a consequence of an interest rate environment less favorable to a liability sensitive institution, expenses connected with closing the preferred stock offering and acquiring Matewan National Bank/Kentucky, and a loan loss provision that was more than 74% higher than for the comparable prior year period.

Analysis of the Allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)


                                          Six months ended
Year-to-date amounts listed through     June 30,     June 30,
                                        --------     --------
                                          1996         1995
                                          ----         ----
Balance at begining of period           $2,973       $2,932


Loans charged-off                       (1,664)      (1,212)


Recoveries                                 277          247

Increase incidental to acquisition       3,152            0


Provision for loan losses                1,441          829
                                        ------       ------


Balance at the end of period            $6,179       $2,796
                                        ======       ======

Non-performing loans                   $ 4,796       $2,252

Ratio of net charge-offs to
average loans (annualized)                 .89%         .89%

Ratio of nonperforming loans to
gross loans                               1.28%        1.00%

Ratio of nonperforming assets to
total assets                               .90%         .73%

Ratio of allowance for loan losses
to non-performing loans                 128.84%       99.89%

Ratio of allowance for loan losses
to gross loans                            1.65%        1.24%

The level of loans classified as troubled, restructured debt was immaterial for either of the above periods.

                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATEWAN BANCSHARES, INC.
                                             (Registrant)



July 31, 1996                          By: /s/Dan R. Moore
                                          ----------------------------
                                                Dan R. Moore
                                     Chairman of the Board of Directors
                                              and President





July 31, 1996                         By: /s/Lee M. Ellis
                                         ----------------------------
                                           Lee M. Ellis
                             Vice President & Chief Financial Officer

                           MATEWAN BANCSHARES, INC.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11

    Exhibit 27 Financial Date Schedule

    Information included in EX-27 is incorporated herein by reference.

(b) Reports on Form 8-K  - A Form 8-K was filed on March 28, 1996.

    Report on Form 8-K/A - A Form 8-K/A was filed on May 31, 1996.

    Information included in the reports filed under (b) is

    incorporated herein by reference.