Form 10-Q
period 1996-09-30
MATEWAN BANCSHARES INC
filed 1996-11-13
CIK 742246

                                  FORM - 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 1996
                          ------------------

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

Common Stock, $1 Par Value - 3,660,651 shares September 30, 1996
----------------------------------------------------------------

                                 Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - September 30, 1996,
       December 31, 1995, and September 30, 1995
     Consolidated statements of income - Nine months and three
       months ended September 30, 1996 and 1995
     Consolidated statement of changes in shareholders' equity
       for the nine months ended September 30, 1996 and 1995 Consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995
     Notes to consolidated financial statements

Item 2. Manangement's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                 September 30      December 31  September 30
                                 ------------      -----------  ------------
ASSETS                                   1996             1995          1995
                                         ----             ----          ----
Cash and due from banks              $ 25,196         $ 23,881      $ 15,335
Federal funds sold                     17,318           17,237        20,503
                                     --------         --------      --------

 Cash and cash equivalents             42,514           41,118        35,838

Interest bearing deposits
 in other banks                         6,012            5,704           675

Investment securities:
 Available-for-sale at
   fair value                          26,183           32,429         9,032
 Held-to-maturity at cost             119,895           73,299        96,565
  (Approximate fair value
   $120,664 at September 30, 1996;
   $73,839 at December 31, 1995;
   and $101,031 at September 30,
   1995)

Loans - net                           368,616          228,568       228,274

Premises and equipment                 20,732            9,692         9,742

Accrued interest receivable
 and other assets                      22,095           10,224         9,387
                                     --------         --------      --------

TOTAL ASSETS                         $606,047         $401,034      $389,513
                                     ========         ========      ========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)


                                              September 30  December 31  September 30
                                              ----------------------------------------
                                                   1996         1995         1995
                                               -----------  -----------  -----------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                          $   64,789   $   44,917   $   42,722
  Interest bearing                                 438,993      289,470      281,317
                                                ----------   ----------   ----------

  TOTAL DEPOSITS                                   503,782      334,387      324,039

Short-term borrowings:
  Repurchase agreements                             12,363        9,361       13,968
  Other                                             10,015        8,349        3,755
                                                ----------   ----------   ----------
  TOTAL SHORT TERM
  BORROWINGS                                        22,378       17,710       17,723

Long-term Borrowings                                 7,771            0            0

Accrued interest payable
  and other liabilities                              5,423        3,120        3,286
                                                ----------   ----------   ----------

TOTAL LIABILITIES                                  539,354      355,217      345,048

SHAREHOLDERS' EQUITY

Preferred stock                                        805            0            0
 $1 par value; 1,000,000 shares
 authorized;  805,000 issued as
 of September 30, 1996 ($25 per
 share liquidation preference)

Common Stock - $1 par value                          3,684        3,684        3,684
 10,000,000 shares authorized;
 3,684,104 shares outstanding at
 September 30, 1996, December 31,
 1995, and September 30, 1995,
 including 23,453, 16,753 and 16,253
 shares in treasury stock
Surplus                                             29,773       12,182       12,182
Retained earnings                                   32,712       29,976       28,727
Treasury stock                                        (195)         (78)         (68)
Net unrealized gain(loss) on
  available-for-sale
  securities, net of deferred
  income taxes                                         (86)          53          (60)
                                                ----------   ----------   ----------
TOTAL SHAREHOLDERS' EQUITY                          66,693       45,817       44,465
                                                ----------   ----------   ----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                          $  606,047   $  401,034   $  389,513
                                                ==========   ==========   ==========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)


                                              Nine months ended        Three months ended
                                            -----------------------  ------------------------
                                                  September 30,             September 30,
                                                  1996         1995         1996         1995
                                            ----------   ----------   ----------   ----------
INTEREST INCOME
 Interest and fees on loans                 $   26,608   $   18,719   $    9,846   $    6,498
 Interest and dividends
  on investment securities:
   Taxable                                       5,995        4,651        2,122        1,622
   Tax-exempt                                      276           96          130           35
 Other interest income                             992          432          249          134
                                            ----------   ----------   ----------   ----------
TOTAL INTEREST INCOME                           33,871       23,898       12,347        8,289

INTEREST EXPENSE
 Deposits                                       12,994        8,885        4,718        3,130
 Other borrowings                                  780          444          328          162
                                            ----------   ----------   ----------   ----------
TOTAL INTEREST EXPENSE                          13,774        9,329        5,046        3,292
                                            ----------   ----------   ----------   ----------

NET INTEREST INCOME                             20,097       14,569        7,301        4,997
PROVISION FOR LOAN LOSSES                        2,105        1,261          664          432
                                            ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                       17,992       13,308        6,637        4,565

OTHER INCOME
 Service fees                                    2,195        1,273          816          457
 Other                                           1,047          574          429          153
 Credit life insurance
     commissions                                   409          420          116          147
                                            ----------   ----------   ----------   ----------
TOTAL OTHER INCOME                               3,651        2,267        1,361          757

OTHER EXPENSES
 Salaries and employee
     benefits                                    5,722        4,581        2,116        1,573
 Net occupancy                                     844          747          291          250
 Equipment                                         856          551          331          173
 Data Processing                                   812          414          199           82
 Advertising                                       633          556          226          209
 Federal deposit insurance                         269          378           10          (14)
 Other                                           5,019        2,734        2,107        1,171
                                            ----------   ----------   ----------   ----------
TOTAL OTHER EXPENSE                             14,155        9,961        5,280        3,444
                                            ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                       7,488        5,614        2,718        1,878
APPLICABLE INCOME TAXES                          2,729        2,009          975          677
                                            ----------   ----------   ----------   ----------
NET INCOME                                  $    4,759   $    3,605   $    1,743   $    1,201
                                            ==========   ==========   ==========   ==========

Preferred Stock Dividends                   $      852   $        0   $      360   $        0
                                            ==========   ==========   ==========   ==========
Earnings Applicable to
   Common Stock                             $    3,907   $    3,605   $    1,383   $    1,201
                                            ==========   ==========   ==========   ==========

Applicable to Common Stock:
 Earnings per Share                              $1.07         $.98         $.38         $.33
 Dividends per Share                               .32          .30          .12          .10
                                            ==========   ==========   ==========   ==========
Average common shares
 outstanding                                 3,664,598    3,667,696    3,661,269    3,668,088
                                            ==========   ==========   ==========   ==========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES

                                                                                                                   Net
                                                                                                            Unrealized
                                                                                                               Loss on
                                                                                                            Available-
                                                 Preferred      Common      Capital     Retained  Treasury    for-Sale
                                                     Stock       Stock      Surplus     Earnings     Stock  Securities     Total
                                                 ---------     -------    ---------   ----------  --------  ----------  --------
Balance January 1, 1995                                  0      $3,349       $6,460      $32,185     ($48)      ($143)   $41,803

Treasury Stock Purchases                                 0           0            0            0      (46)          0        (46)

Treasury Stock Sales                                     0           0           31            0       26           0         57

Change in net unrealized loss on
 available-for-sale securities, net of
 deferred income taxes                                   0           0            0            0        0          83         83

Dividends on Common Stock                                0           0            0       (1,034)       0           0     (1,034)
  ($.3025 per share)

Common Stock Dividend (10%)                              0         335        5,691       (6,026)       0           0          0

Cash Paid on Fractional Shares                           0           0            0           (3)       0           0         (3)

Net income                                               0           0            0        3,605        0           0      3,605
                                                 ---------   ---------    ---------    ---------   -------    -------   --------

Balance September 30, 1995                               0      $3,684      $12,182      $28,727     ($68)       ($60)   $44,465
                                                 =========   =========    =========    =========   =======    ========  ========
                                                                                                                  Net
                                                                                                           Unrealized
                                                                                                              Gain on
                                                                                                           Available-
                                                 Preferred      Common      Capital     Retained Treasury    for-Sale
                                                     Stock       Stock      Surplus     Earnings    Stock  Securities     Total
                                                 ---------     -------    ---------   ----------   ------  ----------  --------

Balance January 1, 1996                                 $0      $3,684      $12,182      $29,976     ($78)       $53    $45,817

Treasury Stock Purchases                                 0           0            0            0     (117)         0      (117)

Change in net unrealized gain on
 available-for-sale securities, net of
 deferred income taxes                                   0           0            0            0        0       (139)     (139)

Dividends on Common Stock                                0           0            0       (1,171)       0          0    (1,171)
  ($.32 per share)

Net income                                               0           0            0        4,759        0          0     4,759

Issuance of Preferred Shares                           805           0       17,591            0        0          0    18,396

Dividends on Preferred Shares                            0           0            0         (852)       0          0      (852)
  ($1.0582 per share)                            ---------   ---------    ---------    ---------  -------   --------  --------


Balance September 30, 1996                            $805      $3,684      $29,773      $32,712    ($195)     ($86)   $66,693
                                                 =========   =========    =========    =========  =======  ========   ========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                               For the nine months ended
                                             September 30,   September 30,
                                                  1996            1995
                                             --------------  --------------
OPERATING ACTIVITIES

NET INCOME                                        $  4,759        $  3,605

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                          779             521
 AMORTIZATION                                          393             470
 PROVISION FOR LOAN LOSSES                           2,105           1,261
 PROVISION FOR DEFERRED TAXES                           81               4
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                      (11,210)           (349)
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                      3,343            (681)
                                                  --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES              250           4,831

INVESTING ACTIVITIES

 NET CASH RECEIVED IN ACQUISITION OF
  BANK                                              16,430               0
 PROCEEDS FROM SALES OF
  AVAILABLE-FOR-SALE SECURITIES                          0               0
 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                     19,517           8,261
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                       29,452          34,742
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                       (10,138)         (6,089)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                       (64,612)        (32,696)
 NET CHANGE IN INTEREST BEARING
  DEPOSITS IN OTHER BANKS                             (308)          2,201
 NET CHANGE IN LOANS                                (2,737)        (14,791)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                     (1,245)         (1,181)
 PROCEEDS FROM SALE OF
  PREMISES AND EQUIPMENT                                 0             170
                                                  --------        --------
NET CASH USED IN INVESTING
ACTIVITIES                                         (13,641)         (9,383)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                            (13,601)         13,392
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                         4,192           2,726
 PROCEEDS FROM SALE OF PREFERRED
  STOCK                                             18,396               0
 PROCEEDS FROM LONG TERM NOTE                        8,000               0
 PAYMENTS ON LONG TERM NOTE                           (229)              0
 CASH DIVIDENDS PAID                                (1,971)         (1,037)
                                                  --------        --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                14,787          15,081
                                                  --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS              1,396          10,529
CASH AND EQUIVALENTS AT BEGINNING OF YEAR           41,118          25,309
                                                  --------        --------
CASH AND EQUIVALENTS AT END OF PERIOD             $ 42,514        $ 35,838
                                                  ========        ========

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
September 30, 1996
(Dollars in thousands)

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

For definitional purposes of the Company, a loan is considered "impaired" in the context of Statement 114 when it is assigned an internal classification rating of substandard, doubtful, or loss, and it is incorporated into the Company's watch list. The internal classifications that define a credit as impaired and the criteria evaluated to determine such classification parallel those employed by banking regulatory authorities.

At September 30, 1996, the recorded investment in impaired loans under Statement No. 114 was $9.81 million (of which $1.659 million were on a nonaccrual basis). Included in this amount is $2.762 million of impaired loans for which the related allowance for credit losses is $1.694 million and $7.041 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the nine month period ended September 30, 1996, approximated $7.09 million.

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

The preliminary proforma unaudited results of operations for the nine month period ended September 30, 1996, and September 30, 1995, assuming consummation of the purchase transaction, issuance of the convertible preferred stock, and execution of the note payable as of January 1, 1995, was as follows:


                                   Nine months ended September 30
                                        1996            1995
                                   --------------  --------------
                                       (000's omitted, except
                                        per share data)

Total revenues                            $41,888         $36,140
Net income                                  4,708           3,805
Net income per share applicable
 to common stock                             1.08             .83

5. In June 1996, the Financial Accounting Standards Board issued Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides new accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishment of liabilities. The provisions of the Statement are to be applied to transactions occurring after December 31, 1996. The adoption of Statement 125 is not expected to have a material impact on the Company's financial statements.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at September 30, 1996, have increased approximately $205 million since December 31, 1995, and approximately $217 million since September 30, 1995. The acquisition of Bank One, Pikeville on March 15, 1996 accounted for the majority of the increase. Excluding the impact of the Pikeville acquisition, the Company experienced annualized asset growth of less than one percent in the nine month period and asset growth in excess of three percent in the annual period ended September 30, 1996. Deposits levels have increased approximately $169 million and $180 million and short term borrowings have increased approximately $4.6 million and $4.7 million over the nine month and annual intervals, respectively. The Company funded the $28.6 million acquisition via an $8.0 million long-term note, a successful preferred stock offering that netted proceeds of $18.39 million, and retained earnings. Retained earnings increased approximately $2.7 million from December 31, 1995, to September 30, 1996, and approximately $3.9 million in the twelve month period ended September 30, 1996. The increases are due to the retention of earnings, net of dividends paid.

The asset structure of the Company's balance sheet at September 30, 1996, compared to December 31, 1995, and September 30, 1995, reflects several notable differences. Net loans have increased approximately $140 million from December 31, 1995, mainly due to the Pikeville acquisition and subsequent consolidation. Further, loan demand in the Company's core market area has been strong in the same period. The increase reflects a level of 60.8% of total assets versus a pre-acquisition level of just under 57.0%. Deposit growth attributable to the acquisition and normal core market growth for the nine month and twelve month periods in the financial statements ended September 30, 1996, have supported this loan growth. Investment securities have increased approximately $40.4 million since December 31, 1995, and $40.5 million since September 30, 1995. Investment securities comprise approximately 24.1% of the Company's total assets versus 26.4% at December 31, 1995. Cash and cash equivalent balances increased approximately $1.4 million and $6.7 million from December 31, 1995 and September 30, 1996, respectively. Interest bearing deposits in other banks increased approximately $308 thousand and approximately $5.3 million, respectively, in the nine month and twelve month periods ended September 30, 1996. Virtually all of the changes in overall earning asset levels over these respective time periods paralleled activity in deposits and short-term borrowings. Fixed assets increased approximately $11.0 million and $10.9 million during the nine month and twelve month periods ended September 30, 1996. Almost all of the increases are attributable to the absorption of the fixed assets of the newly acquired franchise and additional data communication and data processing enhancements related to its conversion to the Company's operating system. Other assets increased approximately $11.9 million since December 31, 1995, mainly due to the excess of purchase price over the fair value of assets acquired related to the Pikeville acquisition.

The Company's policy is to maintain a strategic asset mix wherein the loan portfolio represents approximately sixty-five percent (65%) of total assets. More specifically, the desired targeted mix within the loan portfolio is equally distributed among the commercial, consumer, and real estate loan categories. Real estate loans represent the largest component of the Company's loan portfolio. The majority of the real estate loans are of the one-to-four family residential nature. Consumer loans represent the second largest category of the loan portfolio. Automobile loans approximate 50% of the total consumer portfolio. Commercial loans represent the smallest component of the Company's loan portfolio. All classes of loans are subject to minimum acceptable underwriting standards regarding downpayment, term, equity, loan-to-value measures and collateral coverage, adequate cash flow and debt coverage, and credit history, among other things. The primary focus for all categories of lending is the seven county market area in southern West Virginia and eastern Kentucky that the Company has identified as its core market. As a point of fact, the overwhelming majority of the loans outstanding on both September 30, 1996, and 1995, respectively, for each loan portfolio category are to customers within this core market.

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

Non-interest bearing deposits increased approximately $20.9 million and $23.1 million and interest bearing deposits increased approximately $150 million and $158 million in the nine month period since December 31, 1995, and in the twelve month period since September 30, 1995, respectively. The acquisition of Bank One, Pikeville and subsequent consolidation of its deposits with the other affiliates of the Company account for most of the increase. All depository subsidiaries of the Company have interest rate structures that offer yields that have been consistently competitive with other deposit products available in the market over these same time periods. This deposit pricing posture has enabled the Company to partially insulate earnings from rising interest rate pressures. Short term borrowings increased $4.6 million and $4.7 million over the same time periods. Factors contributing to these changes are the volatile nature of these types of funds (primarily tax deposits and public funds), the increasing placement of public funds in accounts of this nature, and the fact that, in the interest rate environment prevalent over the periods addressed, these types of accounts possess most of the unattractive features of money market accounts. Other liabilities increased approximately $2.3 million and $2.1 million, respectively, over the same time periods. The majority of the increase is attributable to the impact of the acquisition and subsequent consolidation of the Pikeville franchise.

Internal capital retention has primarily allowed for equity growth of approximately $2.74 million and $3.98 million in the respective time periods. Issuance of a new class of preferred shares provided another $18.386 million in new capital in March of 1996. Equity capital as a percentage of total assets was 11.00%, 11.42%, and 11.42% at September 30, 1996, December 31, 1995, and
September 30, 1995, respectively. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 15.57% at September 30, 1996, and 19.23% at September 30, 1995. The percentage at December 31, 1995, was 19.06%. The primary reason for the decrease at September 30, 1996, from other prior period levels was the dual effect of absorbing approximately $9.2 million in goodwill and intangibles related to the Pikeville acquisition and absorbing the Pikeville asset mix. This decrease also demonstrated the effect of the Bank One, Pikeville acquisition enabling the Company to better leverage its capital.

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

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the nine month period ended September 30, 1996 was approximately $4.759 million, representing earnings per share applicable to common stock of $1.07, versus $3.605 million, or $.98 per share for the same period in 1995. Net income for the third quarter of 1996 was $1.743 million or $.38 per share versus $1.201 million or $.33 per share for the same period in 1995.Earnings per share for the year ended December 31, 1995 was $1.42. Return on Average Assets was 1.17% and 1.28% for the nine month periods ended September 30, 1996 and 1995, respectively. Return on Average Assets for the year ended December 31, 1995, was 1.38%. Return on Average Equity was 10.46% and 11.29% for the respective nine month time periods and 12.49% for the year ended December 31, 1995. The lower measures for the 1996 periods represent the impact of (1) the absorption of the Bank One, Pikeville asset base into the Company, (2) expenses incurred related to the acquisition, and (3) the effect of the preferred stock issuance diluting the consolidated impact of the net earnings generated for the Company from the new affiliate.

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

In the month of June 1996, Matewan Bank FSB, the Company's wholly-owned federal savings bank, filed applications with the Office of Thrift Supervision for the opening of four new branch offices. A full service branch office for Prestonsburg, Kentucky is scheduled for opening in October of 1996. In addition, a new supermarket office in Abingdon, Virginia opened on September 1, 1996. Opening of a similar outlet in Van Sant, Virginia is expected before the end of the first quarter of 1997. The fourth office, a combination financial services, business development, and loan production office, opened in Richlands, Virginia in mid July.

OPERATING PERFORMANCE

Net interest income was $20.097 million for the nine month period ended September 30, 1996, versus $14.569 million for the nine month period ended September 30, 1995. Under normal circumstances, in the rising interest rate environment experienced in the first half of 1996, an institution that is liability sensitive in the short run would expect an unfavorable reaction in net interest income as interest-bearing liabilities reprice at higher rates faster than interest-earning assets reprice. Because the Company has exercised such vigilance in maintaining its funds pricing positions, as interest rates increased, net interest income was not as vulnerable to erosion. Actual Net Interest Margin (net interest income divided by average earning assets) for the nine months ended September 30, 1996 was 5.50% versus 5.75% for the same period in 1995, an erosion of less than 4%. Net interest margin for the third quarter of 1996 was 5.46% versus 5.79% for the third quarter of 1995. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the nine months ended September 30, 1996, was approximately $844 thousand higher than for the same period in 1995. Net charge-off activity was $2.334 million through the third quarter of 1996 versus $1.553 million for the same period in 1995. The provison for the third quarter of 1996 was $664 thousand versus $432 for the third quarter of 1995. Non-performing loans (loans past due greater than ninety days plus nonaccrual loans) approximated $5.149 million at September 30, 1996, versus $3.136 million at September 30, 1995. These levels represent approximately 1.38% and 1.36% of the gross loans outstanding for each respective period. The consolidation of the Pikeville franchise included an increase to the consolidated Company reserve position of approximately $3.152 million. Consolidation of the Pikeville loan loss reserve and its non-performing loans with those of the Company as of September 30, 1996 produced a ratio of allowance for loan losses to non-performing loans of 114.48%. A similar calculation for the same time period in 1995 produced a ratio of 84.18%. The ratio of allowance for loan losses to gross loans was 1.57% and 1.14% for the nine month periods ended September 30, 1996, and September 30, 1995, respectively. The Company maintains an aggressive position in dealing with the workout or liquidation of higher risk credits. Management has determined that (1) there exists sufficient coverage in the loan loss reserve to absorb the effect of anticipated charge-offs without requiring any additional reserves and (2) on an ongoing basis, provisions to loan loss reserve will continue to be made to reflect any ongoing additional exposure to the loan portfolio. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known anticipated losses, and does not anticipate any further significant losses.

Non-interest income increased $1.384 million during the first nine months of 1996 when compared to the same period in 1995. Service fees and other fees generally increased due to a change in the service fee schedule, absorption of two full quarters contribution from Pikeville, and normal business growth. Sales of credit insurance in the same periods translated into commissions approximately $11 thousand lower in 1996 than for the same nine month period in 1995. High loss experiences by the Company's credit insurance underwriters resulted in the underwriters' companies tightening eligibility standards for policies issued in the Company's market area. Sales volumes have accordingly declined. Non-interest income for the second quarter of 1996 was $1.361 million versus $757 thousand for the third quarter of 1996. The contribution from two full quarter of operations realized from the Pikeville franchise accounts for the largest portion of the increase.

Non-interest expenses increased $4.194 million for the first nine months of 1996 over the same period in 1995. These increases were primarily attributable to the absorption of two full quarter's worth of operations for Pikeville. As well, the Company has incurred a full nine months worth of expenses in 1996 related to the two supermarket offices of Matewan Bank FSB that were opened in the latter part of the first half of 1995. In addition, two more Matewan Bank FSB offices commenced business in the third quarter of 1996. For the immediate time period, these offices have experienced a disproportionate level of expenses relative to income. Overall, higher equipment and data processing expenses related to the Company's outsourcing its data processing functions to Electronic Data Systems
(EDS) and converting the Pikeville franchise to the same operating system were experienced. Otherwise most increases for overhead-related expenses were a function of normal business growth and activity. The Company incurred approximately $186 thousand of accounting, legal, and underwriting expenses related to consummating the Pikeville acquisition and closing the preferred stock offering. Third quarter non-interest expense levels were approximately $1.836 million higher than for the third quarter of 1996. Again, most of the increase is attributable to the absorption of the Pikeville franchise.

For the nine month period ended September 30, 1996, net income before taxes increased $1.874 million relative to the same time period in 1995. Applicable income taxes increased by $720 thousand in the nine month period ended September 30, 1996, over the same period in 1995. The effective income tax rate for the first nine months of 1996 was 36.44% versus 35.79% for the first nine months of 1995. These levels reflect changes in composition of the Company's earnings, favorable tax effects attributable to Matewan Bank FSB, and the impact of two full quarters' worth of operation from Pikeville. Net income after income taxes increased $1.154 million for the nine months ended September 30, 1996, over the same period for 1995, a consequence of the earnings contribution realized from the Matewan National Bank/Kentucky franchise being somewhat offset by an interest rate environment less favorable to a liability sensitive institution, by expenses connected with closing the preferred stock offering and the new acquisition, and a loan loss provision that, excluding provisions related to the new bank, was more than 37% higher than for the comparable prior year period.

Analysis of the Allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)

                                         Nine months ended
Year-to-date amounts listed through September 30,  September 30,
                                    -------------  -------------
                                         1996         1995
                                         ----         ----
Balance at begining of period           $2,973       $2,932


Loans charged-off                       (2,765)      (1,938)


Recoveries                                 431          385

Increase incidental to acquisition       3,152            0


Provision for loan losses                2,105        1,261
                                         -----        -----


Balance at the end of period            $5,896       $2,640
                                         =====        =====


Non-performing loans                   $ 5,149       $3,136

Ratio of net charge-offs to
average loans (annualized)                .94%         .94%

Ratio of nonperforming loans to
gross loans                              1.38%        1.36%

Ratio of nonperforming assets to
total assets                              .96%         .93%

Ratio of allowance for loan losses
to non-performing loans                114.48%       84.18%

Ratio of allowance for loan losses
to gross loans                           1.57%        1.14%


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

                                          MATEWAN BANCSHARES, INC.
                                             (Registrant)


October 31, 1996                      By: /s/Dan R. Moore
                                         ----------------------------
                                                 Dan R. Moore
                                     Chairman of the Board of Directors
                                              and President




October 31, 1996                      By: /s/Lee M. Ellis
                                         ----------------------------
                                                 Lee M. Ellis
                                  Vice President & Chief Financial Officer