Form 10-K
period 1996-12-31
MATEWAN BANCSHARES INC
filed 1997-03-28
CIK 742246

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM - 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          ------------------

Commission file number 33-17172
                       --------

                            Matewan BancShares, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             55-0639363
                 --------                             ----------
       (State or other jurisdiction of              (I.R.S Employer
        incorporation or organization)              Identification No.)

                 Box 100
        Second Avenue and Vinson Street
           Williamson, West Virginia                     25661
           -------------------------                     -----
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

                    Common Stock, par value $1.00 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file reports), Yes X  No    , and (2) has been subject to such
                              ---   ----
filing requirements for the past 90 days.

Yes X  No
   ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ----

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1997 was $40,567,874 based on $17.75 per share.

The number of shares of the registrant's common stock, par value $1.00 per share, issued and outstanding January 31, 1997 was 3,660,151.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K:

                                                        Part of Form 10-K into
DOCUMENT                                                  which document is
--------                                                     incorporated
                                                             ------------

Portions of the Registrant's Annual Report to         Parts I, II, III, and IV
Shareholders for the year ended December 31, 1996

Portion of the Registrant's Proxy Statement for                Part III
its 1997 Annual Meeting of Shareholders to be held
April 8, 1997


                        FORM 10-K CROSS-REFERENCE INDEX
                                                                         Annual
                                                                         Report
                                                                          Pages
Part I      Item 1   Business..........................................   51-53
            Item 2   Properties........................................      54
            Item 3   Legal Proceedings.................................      54
            Item 4   Submission of Matters to a Vote of Shareholders...     (b)

Part II     Item 5   Market for the Registrant's Common Stock
                     and Related Shareholder Matters...................      12
            Item 6   Selected Financial Data...........................   10-11
            Item 7   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.....    8-31
            Item 8   Financial Statements and Supplementary Data.......   32-49
            Item 9   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure...............    None

Part III    Item 10  Directors and Executive Officers of the Registrant      (a)
            Item 11  Executive Compensation............................      (b)
            Item 12  Security Ownership of Certain Beneficial Owners
                     and Management....................................      (b)
            Item 13  Certain Relationships and Related Transactions....      (b)

(a) Except as set forth herein, incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders on April 8, 1997.

(b) Incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders on April 8, 1997.

Part IV    Item 14  Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K.................................................(c)

                    Report of Independent Auditors.....  ...................  32
                    Consolidated Balance Sheets as of December 31, 1996
                      and 1995..............................................  33
                    Consolidated Statements of Income for the three years
                      in the period ended December 31, 1996.................  34
                    Consolidated Statements of Shareholders' Equity for the
                      three years in the period ended December 31, 1996.....  35
                    Consolidated Statements of Cash Flows for the three
                      years in the period ended December 31, 1996...........  36

(c) Financial Statement schedules have been omitted due to the required information being provided in the consolidated financial statements or notes thereto.

           Exhibits:
     3.1   Certificate of Incorporation of Registrant, as amended (1)
     3.2   By-laws of Registrant (1)
     10.1  Voting and First Refusal Agreement, dated August 6, 1987 between Dan
            R. Moore and James H. Harless (1)
     10.2 Lease Agreement dated August 1, 1984 between Matewan National Bank and Harrison and Dora Jude (2)
     10.3 Lease Agreement dated March 5, 1986 between Matewan National Bank and Mingo Bottling Company (1)
     10.4 Lease Agreement dated December 1, 1988 between Matewan National Bank and Josephine Hope (3)
     10.5 Purchase and Assumption Agreement, dated December 29, 1989, between Matewan National Bank and the Bank of Danville and First Center Bancshares, Inc. (4)
     10.6 Lease Agreement dated August 6, 1985 between Price M. Hager, Inc. and Fae W. Ramsey, Et Al; Assignment Agreement between Matewan BancShares, Inc. dated August 5, 1993; and Amended and Restated Agreement of Lease dated July 27, 1993 between Fae W. Ramsey,
            Widow, and Citizens National Bank of Paintsville (6)
     10.7 Lease Agreement dated April 7, 1994 between Homer and Mary Short and Matewan Bank FSB (7)
     10.8 Lease Agreement dated December 6, 1994 between K-VA-T Food Stores, Inc. and Matewan BancShares, Inc. (7)
     10.9 Lease Agreement dated December 6, 1994 between K-VA-T Food Stores, Inc. and Matewan BancShares, Inc. (7)
     10.10 Lease Agreement dated February 7, 1994 between Betty O. Rosen and Matewan National Bank (7)
     10.11 Facility Construction and Consulting Agreement MNB-01 between International Banking Technologies, Inc. and Matewan BancShares, Inc. (7)
     10.12 Facility Construction and Consulting Agreement MNB-02 between International Banking Technologies, Inc. and Matewan BancShares, Inc. (7)
     10.13 Matewan BancShares, Inc. Employee Retirement Plan (7)
     10.14 Agreement dated February 14, 1995 between Electronic Data Systems Corporation and Matewan BancShares, Inc. (8)
     10.15 Lease Agreement dated September 1, 1996 between K-VA-T Food Stores, Inc. and Matewan Bank FSB (9)
     10.16 Lease Agreement dated December 16, 1996 between K-VA-T Food Stores, Inc. and Matewan Bank FSB (9)
     10.17 Lease Agreement dated December 6, 1996 between First Union National Bank of Virginia and Matewan BancShares, Inc. (9)
     10.18 Lease Agreement dated October 15, 1996 between Parkway Plaza Associates and Matewan Bank FSB (9)
     11.1  Computation of Per Share Earnings to Common Shareholders (9)
     12.0  Computation of Ratios (9)
     13.1 Annual Report to Shareholders for the fiscal year ended December 31, 1996 (9)
     13.2 Proxy Statement to Shareholders for the Annual Meeting on April 8, 1997 (9)
     22.1  Subsidiaries of Registrant
            Matewan National Bank
            Matewan Bank FSB
            Matewan Venture Fund, Inc.
            Matewan National Bank/Kentucky
     23    Consent of Ernst & Young LLP (9)
     27    Financial Data Schedule

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

(4) Filed as exhibit 2.01 to the Company's Report on Form 8-K, dated January 10, 1990, and incorporated herein by reference.

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

(9)  Filed herewith.

  Reports on Form 8-K

Directors of Matewan BancShares, Inc.


NAME                                       TITLE                      AGE
Dan R. Moore           Chairman of the Board of Directors,             56
                       President and Chief Executive
                       Officer of Matewan BancShares, Inc.
                       and Matewan National Bank

James H. Harless       Chairman of the Board of Directors of           77
                       Gilbert Imported Hardwoods, Inc.

Frank E. Ellis M.D.    Physician, Frank Ellis & Associates, Inc.       70

Lafe P. Ward           Attorney at Law, Ward & Associates,             71
                       General Counsel for Matewan BancShares, Inc.

Amos J. Hatfield       Owner, Gilbert Furniture Company                70

George A. Kostas       Pharmacist/President                            67
                       Aracoma Drug Company, Inc.

Sidney Young, Jr.      Mining Consultant                               73

Betty Jo Moore         President, Superior Ford Sales and              56
                       Moore Chevrolet

Douglas Hinkle         President, Walter P. Walters Insurance Agency   62


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized March 1, 1997.

                                      Matewan BancShares, Inc.

                                      /s/ Dan R. Moore
                                      ----------------
                                      Dan R. Moore
                                      Chairman of the Board, President,
                                      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities listed on March 1, 1997.

/s/ Dan R. Moore                      /s/ Lee M. Ellis
----------------                      ----------------
Chairman of the Board, President,     Vice President and
and Chief Executive Officer           Chief Financial Officer


/s/ James H. Harless                  /s/ Frank E. Ellis
--------------------                  ------------------
Director                              Director

/s/ Lafe P. Ward                      /s/ Amos J. Hatfield
----------------                      --------------------
Director                              Director

/s/ George A. Kostas                  /s/ Sidney Young, Jr.
--------------------                  ---------------------
Director                              Director

/s/ Betty Jo Moore                    /s/ Douglas Hinkle
------------------                    ------------------
Director                              Director