Form 10-Q
period 1997-03-31
MATEWAN BANCSHARES INC
filed 1997-05-14
CIK 742246

                                  FORM - 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 1997
                           --------------

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

Common Stock, $1 Par Value - 3,659,151 shares March 31, 1997
------------------------------------------------------------

                                 Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - March 31, 1997,
        December 31, 1996, and March 31, 1996
     Consolidated statements of income - Three months ended
        March 31, 1997 and March 31, 1996
     Consolidated statement of changes in shareholders' equity
        for the three months ended March 31, 1997 and 1996 Consolidated statements of cash flows for the three months ended March 31, 1997 and 1996
     Notes to consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)


                                             March 31    December 31  March 31
                                             --------    -----------  --------
ASSETS                                           1997           1996      1996
                                             --------    -----------  --------
Cash and due from banks                      $ 26,833       $ 29,721  $ 32,663
Interest bearing deposits
 in other banks                                 6,705          6,034     1,393
Federal funds sold                             33,047         28,928    40,956
                                             --------       --------  --------

 Cash and cash equivalents                     66,585         64,683    75,012

Investment securities:
 Available-for-sale at
  fair value                                   19,285         25,411    23,912
 Held-to-maturity at cost                     130,943        122,569   115,139
  (Approximate fair value
   $129,269 at March 31,1997;
   $122,427 at December 31, 1997;
   and $114,104 at March 31, 1996)

Loans - net                                   371,641        370,801   364,065

Premises and equipment                         20,805         20,871    20,214

Accrued interest receivable
 and other assets                              23,846         22,851    18,550
                                             --------       --------  --------

TOTAL ASSETS                                 $633,105       $627,186  $616,892
                                             ========       ========  ========

See Accompanying Notes to Consolidated Financial Statements


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                                               March 31  December 31  March 31
                                                                   1997         1996      1996
                                                               --------    --------   --------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                          $ 71,322    $ 78,464   $ 68,410
 Interest bearing                                               458,507     444,844    447,295
                                                               --------    --------   --------

 TOTAL DEPOSITS                                                 529,829     523,308    515,705

Short-term borrowings:
 Repurchase agreements                                            9,349      10,118      9,863
 Other                                                           10,224      13,101     12,451
                                                               --------    --------   --------
 TOTAL SHORT TERM
 BORROWINGS                                                      19,573      23,219     22,314

Long-term Borrowings                                              7,431       7,579      8,000

Accrued interest payable
 and other liabilities                                            8,138       5,502      8,037
                                                               --------    --------   --------

TOTAL LIABILITIES                                               564,971     559,608    554,056

SHAREHOLDERS' EQUITY
Preferred stock                                                     805         805        700
 $1 par value; 1,000,000 shares
 authorized;  805,000 issued as
 of March 31, 1997 and December 31,
 1996 and 700,000 as of March 31, 1996,
 including 5,500 shares in treasury
 stock March 31, 1997 ($25 per share
 liquidation preference)
Common Stock - $1 par value                                       3,684       3,684      3,684
 10,000,000 shares authorized;
 3,684,104 shares outstanding at
 March 31, 1997, and December 31, 1996;
 and 3,349,344 shares outstanding  at
 March 31, 1996, including
 24,953, 23,953 and 17,053 shares
 in treasury stock
Surplus                                                          29,773      29,773     27,732
Retained earnings                                                34,378      33,590     30,803
Treasury stock                                                     (360)       (206)       (84)
Net unrealized gain (loss) on
 available-for-sale
 securities, net of income
 taxes                                                             (146)        (68)         1
                                                               --------    --------   --------
TOTAL SHAREHOLDERS' EQUITY                                       68,134      67,578     62,836
                                                               --------    --------   --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                          $633,105    $627,578   $616,892
                                                               ========    ========   ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                                              Three months ended
                                                              ------------------
                                                                   March 31,
                                                                   ---------
                                                                 1997       1996
                                                               --------   --------
INTEREST INCOME
 Interest and fees on loans                                    $  9,784   $  6,998
 Interest and dividends
 on investment securities:
  Taxable                                                         2,248      1,674
  Tax-exempt                                                        138         50
 Other interest income                                              397        343
                                                               --------   --------
TOTAL INTEREST INCOME                                            12,567      9,065

INTEREST EXPENSE
 Deposits                                                         5,102      3,553
 Short-term borrowings                                              403        128
                                                               --------   --------
TOTAL INTEREST EXPENSE                                            5,505      3,681
                                                               --------   --------

NET INTEREST INCOME                                               7,062      5,384
PROVISION FOR LOAN LOSSES                                           381        462
                                                               --------   --------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                         6,681      4,922

OTHER INCOME
 Service fees                                                       868        560
 Other                                                              328        196
 Credit life insurance
   commissions                                                       68        111
                                                               --------   --------
TOTAL OTHER INCOME                                                1,264        867

OTHER EXPENSES
 Salaries and employee
   benefits                                                       2,328      1,464
 Net occupancy                                                      357        252
 Equipment                                                          360        214
 Data Processing                                                    346        249
 Advertising                                                        221        133
 Federal deposit insurance                                          103        186
 Other                                                            1,828      1,232
                                                               --------   --------
TOTAL OTHER EXPENSE                                               5,543      3,730
                                                               --------   --------

INCOME BEFORE INCOME TAXES                                        2,402      2,059
APPLICABLE INCOME TAXES                                             864        750
                                                               --------   --------
NET INCOME                                                        1,538      1,309
Preferred Stock Dividends                                           311        116
EARNINGS APPLICABLE TO COMMON STOCK                            $  1,227   $  1,193
                                                               ========   ========
Per Share Earnings Applicable to Common Stock                      $.34       $.33
                                                               ========   ========
Average common shares
 outstanding                                                  3,659,495  3,667,120
                                                              =========  =========

Dividends per common share                                         $.12       $.10
                                                              =========  =========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES


                                                                                                                Net
                                                                                                         Unrealized
                                                                                                            Gain on
                                                                                                         Available-
                                           Preferred      Common      Capital       Retained  Treasury     for-Sale
                                               Stock       Stock      Surplus       Earnings     Stock   Securities     Total
                                           ---------      -------   ----------      --------   -------   ----------  --------
Balance January 1, 1996                           $0       $3,684      $12,182        $29,976      ($78)       $53   $45,817

Treasury Stock Purchases                           0           0            0               0        (6)         0        (6)

Change in net unrealized gain on
  available-for-sale securities, net of
  deferred income taxes                            0           0            0               0         0        (52)      (52)
Dividends on Common Stock                          0           0            0            (366)        0          0      (366)
    ($.10 per share)

Net income                                         0           0            0           1,309         0          0     1,309

Issuance of Preferred Shares                     700           0       15,550               0         0          0    16,250

Dividends on Preferred Shares                      0           0            0            (116)        0          0      (116)
     ($.1654 per share)                    ---------     -------   ----------      ---------   -------   ----------  -------

Balance March 31, 1996                          $700      $3,684      $27,732         $30,803      ($84)        $1    $62,836
                                           =========     =======   ==========      =========   =======   ==========  ========

                                                                                                              Net
                                                                                                       Unrealized
                                                                                                          Gain on
                                                                                                        Available-
                                          Preferred      Common      Capital       Retained  Treasury     for-Sale
                                              Stock       Stock      Surplus       Earnings     Stock   Securities     Total
                                          ---------      -------   ----------      --------   -------   ----------  --------
Balance January 1, 1997                       $805      $3,684      $29,773         $33,590     ($206)      ($68)    $67,578

Treasury Stock Purchases                         0           0            0               0      (154)         0        (154)

Change in net unrealized gain on
  available-for-sale securities, net of
  deferred income taxes                          0           0            0               0         0        (78)        (78)
Dividends on Common Stock                        0           0            0            (439)        0          0        (439)
    ($.12 per share)

Net income                                       0           0            0           1,538         0          0       1,538

Dividends on Preferred Shares                    0           0            0            (311)        0          0        (311)
    ($.387 per share)                    ---------   ---------    ---------       ---------   -------   --------    --------

Balance March 31, 1997                        $805      $3,684      $29,773         $34,378     ($360)     ($146)    $68,134
                                         =========   =========    =========       =========   =======   ========    ========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)


                                           For the three months ended
                                              March 31,  March 31,
                                                  1997       1996
                                              --------   --------
OPERATING ACTIVITIES

NET INCOME                                    $  1,538   $  1,309
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                      332        192
 AMORTIZATION                                      294         96
 PROVISION FOR LOAN LOSSES                         381        462
 PROVISION FOR DEFERRED TAXES                      143          5
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                   (1,294)       793
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                  2,350      3,961
                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES        3,744      6,818

INVESTING ACTIVITIES

 NET CASH RECEIVED IN ACQUISITION OF
  BANK                                               0     15,822
 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                  6,128     10,988
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                   10,254     16,072
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                       (88)    (2,471)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                   (18,624)   (43,562)
 NET CHANGE IN LOANS                            (1,238)    (2,081)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                   (257)      (140)
                                              --------   --------
NET CASH USED IN INVESTING
ACTIVITIES                                      (3,825)    (5,372)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                          6,593     (1,268)
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                    (3,646)     4,128
 PROCEEDS FROM SALE OF PREFERRED
  STOCK                                              0     16,250
 PROCEEDS FROM LONG TERM NOTE                        0      8,000
 PAYMENTS ON LONG TERM BORROWINGS                 (148)         0
 CASH DIVIDENDS PAID                              (816)      (366)
                                              --------   --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                             1,983     26,744
                                              --------   --------

NET CHANGE IN CASH AND CASH EQUIVALENTS          1,902     28,190
CASH AND EQUIVALENTS AT BEGINNING OF YEAR       64,683     46,822
                                              --------   --------
CASH AND EQUIVALENTS AT END OF PERIOD         $ 66,585   $ 75,012
                                              ========   ========

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
MARCH 31, 1997
(Dollars in thousands)

1. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Matewan BancShares, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

2. The financial statements presented herein reflect Matewan BancShares, Inc. and its consolidated subsidiaries, The Matewan National Bank, Matewan Bank FSB, Matewan National Bank/Kentucky and Matewan Venture Fund, Inc.

3. In January 1997, the Board of Directors of the Company approved the use of up to $3.00 million to repurchase outstanding preferred shares.

On April 30, 1997, the Company filed a Schedule 13E-4 with the Securities and Exchange Commission for the purpose of issuing a tender offer to preferred shareholders to repurchase 114,500 of outstanding preferred shares at a price to be determined via the offering, but in no event to be less than $24 or greater than $26.50 per share.

4. On March 15, 1996, the Company acquired for cash all of the outstanding common stock of Bank One, Pikeville, N.A. (Kentucky) from Banc One Corporation. This transaction was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements include the operations of Kentucky only from the date of acquisition. The aggregate purchase price was approximately $29.35 million, which includes costs of acquisition. The Company financed this transaction with proceeds from the issuance of convertible stock, long term debt, and available cash.

5. At March 31, 1997, the recorded investment in impaired loans under Statement No. 114 was $12.15 million (of which $4.47 million were on a nonaccrual basis). Included in this amount is $2.33 million of impaired loans for which the related allowance for credit losses is $1.21 million and $9.82 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the three month period ended March 31, 1997 approximated $10.97 million.

6. In June 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125, "Accounting for Transfers and Servicings of Financial Assets and Extinguishments of Liabilities," which was applicable to the Company January 1, 1997. In October 1996, the FASB agreed to defer the effective date for one year for the following transactions: securities lending, repurchase agreements, dollar rolls, and other similarly secured transactions. Statement No. 125 establishes the standards for determining whether certain transfers of financial assets should be considered sales of all or part of the assets or secured borrowings. Statement 125 also establishes standards for settlements of liabilities through the transfer of assets to a creditor or obtaining an unconditional release and whether these settlements should prove the debt extinguished. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

7. In February 1997, the FASB issued Statement No. 128, "Earnings Per Share," (Statement 128) which simplifies the computation of earnings per share available for common shareholders and make such computation more comparable to international accounting standards. Under Statement 128, primary earnings per share will be replaced with "basic" earnings per share and will be computed by dividing income available to common shareholders by average common shares outstanding (exclusive of the impact of common stock equivalents). Fully diluted earnings per share will be renamed "Diluted" and Statement 128 requires that both computations be shown on the face of the income statement with equal prominence except for entities with simple capital structures and then only basic earnings per share will be required. Statement 128 is effective for interim and annual financial statements ending after December 15, 1997. The Company does not expect Statement 128 to have a material impact on its financial statements.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at March 31, 1997, have increased approximately $5.9 million since December 31, 1996, and $16.2 million since March 31, 1996. The Company experienced annualized growth in each time period of 3.8% and 2.6% percent, respectively. Deposits have increased approximately $6.5 million and $14.1 million and short term borrowings decreased approximately $3.6 million and $2.7 million over the quarterly and annual intervals. Retained earnings increased approximately $788 thousand from December 31, 1996, to March 31, 1997, and approximately $3.5 million in the twelve month period ended March 31, 1997.

The asset structure of the Company's balance sheet at March 31, 1997, compared to December 31, 1996, and March 31, 1996, has not materially changed, as far as overall composition. Cash and cash equivalents has increased $1.9 million since December 31, 1996 and has declined $8.4 million since March 31, 1996. Investments have increased $2.2 million since December 31, 1996 and $11.2 million since March 31, 1996. Loans have increased $840 thousand since December 31, 1996 and $7.6 million since March 31, 1996. Growth in earning assets in both the three month period and the twelve month period have been funded by a combination of deposit growth of $6.5 million and $14.1 million over the same respective periods and declines in cash and cash equivalents previously noted. Loan and deposit growth that has taken place in both periods of time has been a function of growth in the Company's core market areas.

Regarding the loan portfolio, it is the Company's policy to maintain a strategic asset mix wherein the loan portfolio represents approximately sixty-five percent (65%) of total assets. More specifically, the desired targeted mix within the loan portfolio is equally distributed among the commercial, consumer, and real estate loan categories. Real estate loans represent the largest component of the Company's loan portfolio. The majority of the real estate loans are of the one-to-four family residential nature. Consumer loans represent the second largest category of the loan portfolio. Automobile loans approximate 50% of the total consumer portfolio. Commercial loans represent the smallest component of the Company's loan portfolio. All classes of loans are subject to minimum acceptable underwriting standards regarding downpayment, term, equity, loan-to-value measures and collateral coverage, adequate cash flow and debt coverage, and credit history, among other things. The primary focus for all categories of lending is the thirteen county market area in southern West Virginia, eastern Kentucky, and western Virginia that the Company has identified as its core market. As a point of fact, the overwhelming majority of the loans outstanding on both March 31, 1997, and 1996, respectively, for each loan portfolio category are to customers within this core market.

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

Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations is dependent on the coal industry. Accordingly, a downturn in the coal industry could impact both the value of collateral held as security and the ability to repay contracts in accordance with original terms. The Company attempts to mitigate this sensitivity somewhat by spreading the portfolio throughout eastern Kentucky, southern West Virginia, and western Virginia. While the bulk of both the lending and deposit taking functions of the Company are currently in its present thirteen county market area, some geographic diversification may be realized by engaging in business in contiguous counties.

Non-interest bearing deposits decreased approximately $7.1 million in the three months since December 31, 1996 and increased $2.9 million in the twelve month period since March 31, 1996. Interest bearing deposits increased approximately $13.7 million and $11.2 million in the same respective periods of time. All depository subsidiaries of the Company have interest rate structures that offer yields that have been consistently competitive with other deposit products available in the market over these same time periods. This deposit pricing posture has helped the Company to insulate earnings from rising interest rate pressures. Short term borrowings decreased $3.6 million and $2.7 million over these same time periods. Factors contributing to these changes are the volatile nature of these types of funds (primarily tax deposits), the increasing placement of public funds in accounts of this nature, and the fact that, in the interest rate environment prevalent over the periods addressed, these types of accounts possess most of the unattractive features of money market accounts. Other liabilities increased approximately $2.6 million and $101 thousand, respectively, over the same time periods.

Internal capital retention has allowed for equity growth of approximately $788 thousand and $3.6 million in the respective time periods. Issuance of a new class of preferred shares netted $16.25 million in new capital in the first quarter of 1996. Exercise of the underwriter's overallotment option added an additional $2.6 million in the second quarter of 1996. Equity capital as a percentage of total assets was 10.76%, 10.77%, and 10.19% at March 31, 1997, December 31, 1996, and March 31, 1996, respectively. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 14.93% at March 31, 1997, and 14.19% at March 31, 1996. The percentage at December 31, 1996, was 15.63%.

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

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income available for common share holders for the first quarter of 1997 was approximately $1.227 million, representing earnings per share applicable to common stock of $.34, versus $1.193 million, or $.33 per share for the same period in 1996. Earnings per share for the year ended December 31, 1996 was $1.43. Return on Average Assets was 1.02% and 1.21% for the three month periods ended March 31, 1997, and March 31, 1996, respectively. Return on Average Assets for the year ended December 31, 1996, was 1.15%. Return on Average Equity was 9.24% and 10.73% for the respective three month time periods and 10.37% for the year ended December 31, 1996.

ACQUISITION ACTIVITY

On March 15, 1996, the Company acquired all of the outstanding common stock of the Bank One, Pikeville, N.A. franchise (Kentucky). The Kentucky franchise commenced operations as a wholly owned subsidiary of Matewan BancShares, Inc. At March 15, 1996, Kentucky had total assets of approximately $204 million, deposits of approximately $183 million and capital of approximately $20 million. The Company funded this cash acquisition with long-term debt of approximately $8 million, a capital stock offering of $16.25 million, and available cash.

RESULTS OF OPERATIONS

Net interest income was $7.062 million for the three month period ended March 31, 1997 versus $5.384 million for the three month period ended March 31, 1996. The increase of approximately $1.678 million was a function of the Company managing its net interest margin through its core business base and the fact that the Kentucky acquisition contributed earnings for a full quarter in 1997 versus only sixteen days for the same quarter in 1996. Under normal circumstances, in the rising interest rate environment experienced in the first quarter of 1997, institutions that are liability sensitive in the short run would expect an unfavorable reaction in net interest income as interest-bearing liabilities reprice at higher rates faster than interest-earning assets reprice. Because the Company has exercised such extreme vigilance in maintaining its funds pricing positions, as interest rates increased, net interest income was not as vulnerable to erosion. Actual Net Interest Margin (net interest income divided by average earning assets) for the three months ended March 31, 1997 was 5.23% versus 5.59% for the same period in 1996, an erosion of approximately 6%. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the three months ended March 31, 1997 was approximately $81 thousand lower than for the same period in 1996. Net charge-off activity increased to $563 thousand from $463 thousand for the same respective periods. Non-performing loans (loans past due greater than ninety days plus nonaccrual loans) approximated $5.497 million at March 31, 1997, versus $5.693 million at March 31, 1996. These levels represent approximately 1.46% and 1.54% of the gross loans outstanding for each respective period. The Company's ratio of allowance for loan losses to non-performing loans of 105.52% as of March 31, 1997. A similar calculation for the first quarter of 1996 produced a ratio of 107.57%. The ratio of allowance for loan losses to gross loans was 1.54% and 1.65% for the three month periods ended March 31, 1997, and March 31, 1996, respectively. The relatively stable level of these ratios for the comparable quarterly periods in the face of higher charge-off activity in the more recent quarter may be mainly attributable to one phenomenon. The consolidation of the Kentucky franchise in the first quarter of 1996 included an increase to the consolidated Company reserve position of approximately $3.152 million. In addition, the market devaluation incurred by the Company for specific credits acquired via the Kentucky acquisition created an additional cushion for specific credits separate from the reserve. Because of these acquired cushions, the Company was able to absorb the higher level of loan charge-offs incurred in the first quarter without having to generate a parallel increase to its provision for loan losses. The Company maintains an extremely aggressive postition in dealing with the workout or liquidation of higher risk accounts. Management has determined that (1) there exists sufficient coverage in the loan loss reserve to absorb the effect of anticipated charge-offs without requiring any additional reserves and (2) on an ongoing basis, provisions to loan loss reserve will continue to be made to reflect any ongoing additional exposure to the loan portfolio. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known anticipated losses, and does not anticipate any further significant losses.

Non-interest income increased $397 thousand during the first three months of 1997 when compared to the same period in 1995. The major reason was the full quarter contribution from Kentucky in 1997 versus the sixteen day contribution for 1996. Service fees and other fees generally increased in the current quarter due to a change in the service fee schedule from the earlier quarter and normal business growth. Sales of credit insurance in the same periods translated into commissions approximately $43 thousand lower in 1997 than for the same three month period in 1996. High loss experiences by the Company's credit insurance underwriters resulted in the underwriters' companies tightening eligibility standards for policies issued in the Company's market area. Sales volumes have declined accordingly.

Non-interest expenses increased $1.8 million for the first three months of 1997 over the same period in 1996. Otherwise most increases for overhead-related expenses were a function of normal business growth and activity. Two reasons account for most of the increase. First of all, there was the full quarter of operation for Kentucky in 1997 versus the sixteen day operation in 1996. Secondly, the Company opened four new offices in the second half of 1996 that have become full cost centers, but have not for the most part have been slower to generate additional revenues.

For the three month periods ended March 31, 1997 and March 31, 1996, respectively, net income before taxes increased $343 thousand. Applicable income taxes increased by $114 thousand in the three month period ended March 31, 1997 over the same period in 1996 The effective income tax rate for the first three months of 1997 was 35.97% versus 36.43% for the first three months of 1996. These levels reflect both changes in composition of the Company's earnings and favorable tax effects attributable to Matewan Bank FSB. Net income after income taxes increased $229 thousand for the three months ended March 31, 1997, over the same period for 1996. Earnings available to common shareholders increased $33 thousand ($.01 per share) for the three months ended March 31, 1997 over the same period in 1996.

Analysis of the allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)


                                          Three months ended
Year-to-date amounts listed through     March 1,     March 31,
                                        --------     ---------
                                           1997         1996
                                           ----         ----
Balance at begining of period           $5,986       $2,973


Loans charged-off                         (745)        (537)


Recoveries                                 177           74

Increase incidental to acquisition           0        3,152


Provision for loan losses                  381          462
                                         -----        -----


Balance at the end of period            $5,799       $6,124
                                         =====        =====

Non-performing loans                   $ 5,496       $5,693

Ratio of net charge-offs to
average loans (annualized)                 .60%         .73%

Ratio of nonperforming loans to
gross loans                               1.46%        1.54%

Ratio of nonperforming assets to
total assets                              1.03%        1.02%

Ratio of allowance for loan losses
to non-performing loans                 105.52%      107.57%

Ratio of allowance for loan losses
to gross loans                            1.54%        1.65%

The level of loans classified as troubled, restructured debt was immaterial for either of the above periods.

                           MATEWAN BANCSHARES, INC.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 Financial Date Schedule

    Information included in EX-27 is incorporated herein by reference.

(b) Form 8-K

    None

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATEWAN BANCSHARES, INC.
                                             (Registrant)



May 10, 1997                          By: /s/Dan R. Moore
                                         ----------------------------
                                                 Dan R. Moore
                                     Chairman of the Board of Directors
                                              and President





May 10, 1997                         By: /s/Lee M. Ellis
                                        ----------------------------
                                           Lee M. Ellis
                             Vice President & Chief Financial Officer