Form 10-Q
period 1997-06-30
MATEWAN BANCSHARES INC
filed 1997-08-14
CIK 742246

                                  FORM - 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 1997
                         -------------

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

Common Stock, $1 Par Value - 3,643,790 shares June 30, 1997
-----------------------------------------------------------

                           Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - June 30, 1997,
        December 31, 1996, and June 30, 1996
     Consolidated statements of income - Six months and three months ended June 30, 1997 and June 30, 1996
     Consolidated statement of changes in shareholders' equity for the six months ended June 30, 1997 and 1996
     Consolidated statements of cash flows for the six months ended
        June 30, 1997 and 1996
     Notes to consolidated financial statements

Item 2. Manangement's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                      June 30   December 31      June 30
                                      -------   -----------      -------
ASSETS                                   1997          1996         1996
                                         ----          ----         ----
Cash and due from banks              $ 28,280      $ 29,721     $ 23,550
Interest bearing deposits               6,226         6,034        2,691
Federal funds sold                     18,836        28,928       20,223
                                     --------      --------     --------
 Cash and cash equivalents             53,342        64,683       46,464

Investment securities:
 Available-for-sale at
   fair value                          21,062        25,411       28,213
 Held-to-maturity at cost             136,475       122,569      121,035
  (Approximate fair value
   $136,053 at June 30,1997;
   $122,427 at December 31, 1996;
   and $118,565 at June 30, 1996)

Loans - net                           381,780       370,801      367,251

Premises and equipment                 20,531        20,871       20,608

Accrued interest receivable
 and other assets                      25,743        22,851       22,219
                                     --------      --------     --------
TOTAL ASSETS                         $638,933      $627,186     $605,790
                                     ========      ========     ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                                                           June 30   December 31      June 30
                                                                           -------   -----------      -------
                                                                               1997         1996         1996
                                                                               ----         ----         ----
LIABILITIES AND
SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                                   $   68,297   $   78,464   $   67,784
  Interest bearing                                                          461,283      444,844      441,112
                                                                         ----------   ----------   ----------
  TOTAL DEPOSITS                                                            529,580      523,308      508,896

Short-term borrowings:
  Repurchase agreements                                                      13,319       10,118       11,765
  Other                                                                      12,977       13,101        5,102
                                                                         ----------   ----------   ----------
  TOTAL SHORT TERM BORROWINGS                                                26,296       23,219       16,867
Long-term Borrowings                                                          7,293        7,579        7,859
Accrued interest payable
  and other liabilities                                                       9,710        5,502        6,401
                                                                         ----------   ----------   ----------
TOTAL LIABILITIES                                                           572,879      559,608      540,023

SHAREHOLDERS' EQUITY

Preferred stock                                                                 805          805          805
 $1 par value; 1,000,000 shares
 authorized;  805,000 issued as
 of June 30, 1997, December 31,
 1996, and June 30, 1996 ($25 per
 share liquidation preference),
 including 102,842, 0, and 0 shares
 in treasury stock
Common Stock - $1 par value                                                   3,684        3,684        3,684
 10,000,000 shares authorized;
 3,684,104 shares outstanding at
 June 30, 1997, December 31, 1996,
 and June 30, 1996, including
 40,314, 23,953 and 20,753 shares
 in treasury stock
Surplus                                                                      29,773       29,773       29,773
Retained earnings                                                            35,101       33,590       31,768
Treasury stock                                                               (3,247)        (206)        (151)
Net unrealized gain(loss) on
  available-for-sale
  securities, net of deferred
  income taxes                                                                  (62)         (68)        (112)
                                                                         ----------   ----------   ----------
TOTAL SHAREHOLDERS' EQUITY                                                   66,054       67,578       65,767
                                                                         ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                   $  638,933   $  627,186   $  605,790
                                                                         ==========   ==========   ==========
See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                                      Six months ended       Three months ended
                                                      ----------------       ------------------
                                                          June 30,                June 30,
                                                          -------                 -------
                                                       1997         1996         1997         1996
                                                       ----         ----         ----         ----
INTEREST INCOME
 Interest and fees on loans                         $19,967      $16,762      $10,183      $ 9,764
  Interest and dividends
  on investment securities:
    Taxable                                           4,525        3,873        2,277        2,199
   Tax-exempt                                           279          146          141           96
 Other interest income                                  725          743          328          400
                                                    -------      -------      -------      -------
TOTAL INTEREST INCOME                                25,496       21,524       12,929       12,459

INTEREST EXPENSE
 Deposits                                            10,381        8,276        5,279        4,723
 Short-term borrowings                                  662          452          259          324
                                                    -------      -------      -------      -------
TOTAL INTEREST EXPENSE                               11,043        8,728        5,538        5,047
                                                    -------      -------      -------      -------

NET INTEREST INCOME                                  14,453       12,796        7,391        7,412
PROVISION FOR LOAN LOSSES                             1,075        1,441          694          979
                                                    -------      -------      -------      -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                            13,378       11,355        6,697        6,433

OTHER INCOME
 Service fees                                         1,894        1,379        1,026          819
 Other                                                  545          618          217          422
 Credit life insurance
     commissions                                        147          293           79          182
                                                    -------      -------      -------      -------
TOTAL OTHER INCOME                                    2,586        2,290        1,322        1,423

OTHER EXPENSES
 Salaries and employee
     benefits                                         4,669        3,606        2,341        2,142
 Net occupancy                                          703          553          346          301
 Equipment                                              709          525          349          311
 Data Processing                                        681          613          335          364
 Advertising                                            360          407          139          274
 Federal deposit insurance                              211          259          108           73
 Other                                                3,788        2,912        1,960        1,680
                                                    -------      -------      -------      -------
TOTAL OTHER EXPENSE                                  11,121        8,875        5,578        5,145
                                                    -------      -------      -------      -------
INCOME BEFORE INCOME TAXES                            4,843        4,770        2,441        2,711
APPLICABLE INCOME TAXES                               1,750        1,754          886        1,004
                                                    -------      -------      -------      -------
NET INCOME                                          $ 3,093      $ 3,016      $ 1,555      $ 1,707
                                                    =======      =======      =======      =======
Preferred Stock Dividends                           $   706      $   492      $   394      $   376
                                                    =======      =======      =======      =======
Earnings Applicable to
   Common Stock                                     $ 2,387      $ 2,524      $ 1,161      $ 1,331
                                                    =======      =======      =======      =======
Per Share Earnings
   Applicable to Common Stock                          $.65         $.69         $.32         $.36
                                                    =======      =======      =======      =======
Average common shares
 outstanding                                      3,652,915    3,666,266    3,646,432    3,665,953
                                                 ==========   ==========   ==========   ==========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES

                                                                                                        Net
                                                                                                 Unrealized
                                                                                                    Gain on
                                                                                                 Available-
                                    Preferred      Common      Capital     Retained  Treasury      for-Sale
                                        Stock       Stock      Surplus     Earnings     Stock    Securities     Total
                                    ---------     -------     --------    ---------  --------    ----------     -----
Balance January 1, 1996                    $0      $3,684      $12,182      $29,976      ($78)          $53  $45,817

Treasury Stock Purchases                    0           0            0            0       (73)            0      (73)

Change in net unrealized gain on
 available-for-sale securities,
 net of deferred income taxes               0           0            0            0         0          (165)    (165)

Dividends on Common Stock                   0           0            0         (732)        0             0     (732)
  ($.20 per share)

Net income                                  0           0            0        3,016         0             0    3,016

Issuance of Preferred Shares              805           0       17,591            0         0             0   18,396

Dividends on Preferred Shares               0           0            0         (492)        0             0     (492)
      ($.596 per share)                  ----      ------      -------      -------     -----         -----   ------

Balance June 30, 1996                    $805      $3,684      $29,773      $31,768     ($151)        ($112) $65,767
                                         ====      ======      =======      =======     =====         =====   ======

                                                                                                        Net
                                                                                                 Unrealized
                                                                                                    Gain on
                                                                                                 Available-
                                    Preferred      Common      Capital     Retained  Treasury      for-Sale
                                        Stock       Stock      Surplus     Earnings     Stock    Securities     Total
                                    ---------     -------     --------    ---------  --------    ----------     -----
Balance January 1, 1997                  $805      $3,684      $29,773      $33,590     ($206)         ($68)   $67,578

Treasury Stock Purchases                    0           0            0            0    (3,041)            0     (3,041)

Change in net unrealized gain on
 available-for-sale securities, net of
 deferred income taxes                      0           0            0            0         0             6          6

Dividends on Common Stock                   0           0            0         (876)        0             0       (876)
  ($.24 per share)

Net income                                  0           0            0        3,093         0             0      3,093

Dividends on Preferred Shares               0           0            0         (706)        0             0       (706)
      ($.596 per share)                  ----      ------      -------      -------     -----         -----     ------

Balance June 30, 1997                    $805      $3,684      $29,773      $35,101   ($3,247)         ($62)   $66,054
                                         ====      ======      =======      =======   =======          ====    =======

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                              For the six months ended
                                               June 30,      June 30,
                                                 1997          1996
                                             ------------  ------------
OPERATING ACTIVITIES

NET INCOME                                      $  3,093      $  3,016

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                        642           495
 AMORTIZATION                                        600           256
 PROVISION FOR LOAN LOSSES                         1,075         1,441
 PROVISION FOR DEFERRED TAXES                        430            10
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                     (3,497)       (3,159)
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                    3,854         1,400
                                                --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES          6,197         3,459

INVESTING ACTIVITIES

 NET CASH RECEIVED IN ACQUISITION OF
  BANK                                                 0        16,430
 PROCEEDS FROM SALES OF
  AVAILABLE-FOR-SALE SECURITIES                        0             0
 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                    6,308        12,933
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                     13,504        27,383
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                      (1,948)       (8,442)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                     (27,440)      (60,669)
 NET CHANGE IN LOANS                             (12,054)       (6,246)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                     (321)         (837)
 PROCEEDS FROM SALE OF
  PREMISES AND EQUIPMENT                              19             0
                                                --------      --------
NET CASH USED IN INVESTING
ACTIVITIES                                       (21,932)      (19,448)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                            6,272        (8,077)
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                       3,077        (1,319)
 PROCEEDS FROM SALE OF PREFERRED
  STOCK                                                0        18,396
 PROCEEDS FROM LONG TERM NOTE                          0         8,000
 PAYMENTS ON LONG TERM NOTE                         (286)         (141)
 PURCHASE OF TREASURY STOCK                       (3,041)          (73)
 CASH DIVIDENDS PAID                              (1,628)       (1,155)
                                                --------      --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                               4,394        15,631
                                                --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS          (11,341)         (358)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR         64,683        46,822
                                                --------      --------
CASH AND EQUIVALENTS AT END OF PERIOD           $ 53,342      $ 46,464
                                                ========      ========

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
June 30, 1997
(Dollars in thousands)

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

On April 30, 1997, the Company filed a Schedule 13E-4 with the Securities and Exchange Commission for the purpose of issuing a tender offer to preferred shareholders to repurchase 114,500 outstanding preferred shares at a price to be determined via the offering, but in no event to be less than $24 or greater than $26.50 per share.

On May 30, 1997, the Company filed an amended Schedule 13E-4 to extend the tender offer an additional 10 days. On June 13, 1997, the Company closed the tender offer and repurchased 39,042 shares of its preferred stock for approximately $1.035 million. Subsequently, the Company in privately negotiated transactions purchased an additional 58,300 shares for approximately $1.545 million.

4. On March 15, 1996, the Company acquired for cash all of the outstanding common stock of Bank One, Pikeville, N.A. (Kentucky) from Banc One Corporation. This transaction was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements include the operations of Kentucky only from the date of acquisition. The aggregate purchase price was approximately $29.35 million, which includes costs of acquisition. The Company financed this transaction with proceeds from the issuance of convertible stock, long term debt, and available cash. The Company incurred amortizing intangible expenses related to this transaction of approximately $493 thousand and $388 thousand as of June 30, 1997 and June 30, 1996, respectively.

  5. At June 30, 1997, the recorded investment in impaired loans under Statement No. 114 was $11.15 million (of which $3.74 million were on a nonaccrual basis). Included in this amount is $3.23 million of impaired loans for which the related allowance for credit losses is $1.67 million and $7.92 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the six month period ended June 30, 1997 approximated $11.65 million.

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

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at June 30, 1997, have increased approximately $11.7 million since December 31, 1996, and $33.1 million since June 30, 1996. The Company experienced annualized growth in each time period of 3.7% and 5.5% percent, respectively. Deposits have decreased approximately $1.4 million and $13.0 million over the same respective periods. Short term borrowings increased approximately $10.7 million and $17.1 million over the same intervals. Retained earnings increased approximately $1.5 million from December 31, 1996, to June 30, 1997, and approximately $3.3 million in the twelve month period ended June 30, 1997.

The asset structure of the Company's balance sheet at June 30, 1997, compared to December 31, 1996, and June 30, 1996, has changed, as far as overall composition, as follows. Cash and cash equivalents have decreased $11.1 million since December 31, 1996 (representing currently 8.3% of total assets versus 10.3% at year end), but have increased $6.9 million since June 30, 1996 (approximately 7.7% of total assets). Investments have increased approximately $9.6 million since December 1, 1996 and $8.2 million since June 30, 1996. These totals represent 24.6%, 23.5% and 24.6% of total outstanding assets for each time period. Loans have increased approximately $11.0 million since December 31, 1996 (to 60% of total assets versus 59%) and $14.5 million since June 30, 1996 (61% of total assets). Growth in earning assets in the six month period has been funded by a combination of declines in cash and cash equivalents previously noted and increases in short term borrowings. Earning asset growth in the twelve month period has been funded predominantly by increasing deposit and short term borrowings. Loan and deposit growth that has taken place in both periods of time has predominantly been a function of growth in the Company's core market areas.

Regarding the loan portfolio, it is the Company's policy to maintain a strategic asset mix wherein the loan portfolio represents approximately sixty-five percent (65%) of total assets. More specifically, the desired targeted mix within the loan portfolio is equally distributed among the commercial, consumer, and real estate loan categories. Real estate loans represent the largest component of the Company's loan portfolio. The majority of the real estate loans are of the one-to-four family residential nature. Consumer loans represent the second largest category of the loan portfolio. Automobile loans approximate 50% of the total consumer portfolio. Commercial loans represent the smallest component of the Company's loan portfolio. All classes of loans are subject to minimum acceptable underwriting standards regarding downpayment, term, equity, loan-to-value measures and collateral coverage, adequate cash flow and debt coverage, and credit history, among other things. The primary focus for all categories of lending is the thirteen county market area in southern West Virginia, eastern Kentucky, and western Virginia that the Company has identified as its core market. As a point of fact, the overwhelming majority of the loans outstanding on both June 30, 1997, and 1996, respectively, for each loan portfolio category are to customers within this core market.

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

Non-interest bearing deposits decreased approximately $10.2 million in the six months since December 31, 1996 (to 10.7% of total assets compared to 12.5%) and increased $513 thousand in the twelve month period since June 30, 1996 (11.2% of total assets). Interest bearing deposits increased approximately $16.5 million and $18.9 million in the same respective periods of time (representing 72.2%, 71.0%, and 72.8% of total assets respectively). True deposit growth for the first half of 1997 was masked by a series of transactions wherein a large commercial customer transferred some short term working capital funds that had been placed in one of the Company's banking affiliates late in the fourth quarter of 1996 and whose departure in the first quarter of 1997 was anticipated. These particular funds, which were never regarded as core in nature, had the dual impact of inflating December 1996 final totals and understating true first half 1997 core deposit growth. All depository subsidiaries of the Company have interest rate structures that offer yields that have been consistently competitive with other deposit products available in the market over these same time periods. This deposit pricing posture has helped the Company to insulate earnings from rising interest rate pressures. Short term borrowings increased $3.1 million and $9.4 million over these same time periods. Factors contributing to these changes are the volatile nature of these types of funds (primarily tax deposits), the increasing placement of public funds in accounts of this nature, and the fact that, in the interest rate environment prevalent over the periods addressed, these types of accounts possess many of the attractive features (namely, short term duration and liquidity) of money market accounts. Other liabilities increased approximately $4.2 million and $3.3 million, respectively, over the same time periods.

During the first six months of 1997, consummation of the Company's tender offer for its preferred stock, in conjunction with the execution of regular treasury stock repurchases on its common shares more than neutralized any gains inherent in realizing normal internal capital retention levels. As a consequence of treasury stock activity in this time period (approximately $3.0 million) total shareholder equity decreased by approximately $1.5 million. In the twelve month period, the impact of treasury stock transactions on equity capital levels resulted in a net increase in total equity of $287 thousand. Equity capital as a percentage of total assets was 10.34%, 10.77%, and 10.86% at June 30, 1997, December 31, 1996, and June 30, 1996, respectively. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 14.21% at June 30, 1997, and 14.97% at June 30, 1996. The percentage at December 31, 1996, was 15.63%.

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

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SUMMARY

Net income available for common share holders for the first half of 1997 was approximately $2.387 million, representing earnings per share applicable to common stock of $.65, versus $2.524 million, or $.69 per share for the same six month period in 1996. Earnings per share for the year ended December 31, 1996 was $1.43. Net income available for common shareholders for the second quarter of 1997 was $1.161 million ($.32 per shares) compared to $1.311 million ($.36 per share) for the same three month period in 1996. Return on Average Assets was 1.01% and 1.16% for the six month periods ended June 30, 1997, and June 30, 1996, respectively. Return on Average Assets was 1.00% and 1.11% for quarters ending on the same respective dates. Return on Average Assets for the year ended December 31, 1996, was 1.15%. Return on Average Equity was 9.25% and 10.50% for the respective six month time periods and 10.37% for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS

Net interest income was $14.453 million for the six month period ended June 30, 1997, versus $12.796 million for the same six month period ended June 30, 1996. The increase of approximately $1.657 million was a function of the Company managing its net interest margin through its core business base and the fact that the Kentucky acquisition contributed earnings for the full six month period in 1997 versus only slightly more than a full quarter for the same period in 1996. In this regard, comparing the second quarter operating levels should prove more insructive in that they represent the first full time period of consolidated operations. Net interest income in the second quarter of 1997 was actually $25 thousand lower than for the same period in 1996. Under normal circumstances, in the rising interest rate environment experienced in the second quarter of 1997, institutions that are liability sensitive in the short run would expect an unfavorable reaction in net interest income as interest-bearing liabilities reprice at lower rates faster than interest-earning assets reprice. Because the Company has exercised such extreme vigilance in maintaining its funds pricing positions, as interest rates increased, net interest income has not been as vulnerable to erosion. Actual Net Interest Margin (net interest income divided by average earning assets) for the six month period ended June 30, 1997 was 5.27% versus 5.52% for the same period in 1996, an erosion of approximately 4.5%. Net Interest Margins for the respective quarters ended June 30, 1997 and 1996 were 5.31% and 5.45%, respectively. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the six months ended June 30, 1997 was approximately $366 thousand lower than for the same period in 1996. Net charge-off activity decreased to $1.278 million from $1.387 million for the same respective periods. Non-performing loans (loans past due greater than ninety days plus nonaccrual loans) approximated $6.028 million at June 30, 1997, versus $4.796 million at June 30, 1996. These levels represent approximately 1.56% and 1.28% of the gross loans outstanding for each respective period. The Company's ratio of allowance for loan losses to non-performing loans was 99.52% as of June 30, 1997. A similar calculation for the first half of 1996 produced a ratio of 128.84%. The ratio of allowance for loan losses to gross loans was 1.49% and 1.65% for the six month periods ended June 30, 1997, and June 30, 1996, respectively. The Company maintains an extremely aggressive position in dealing with the workout or liquidation of higher risk accounts. On the basis of its review of the loan portfolio, and improvements in net charge-offs, management has determined that (1) there exists sufficient coverage in the loan loss reserve to absorb the effect of anticipated charge-offs without requiring any additional reserves and (2) on an ongoing basis, provisions to loan loss reserve will continue to be made to reflect any ongoing additional exposure to the loan portfolio. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known anticipated losses, and does not anticipate any further significant losses.

Non-interest income increased $296 thousand during the first six months of 1997 when compared to the same period in 1996. Service fees and other fees generally increased in the period due to changes in the service fee schedule from the earlier period and normal business growth. Sales of credit insurance in the same periods translated into commissions approximately $146 thousand lower in 1997 than for the same period in 1996. High loss experiences by the Company's credit insurance underwriters resulted in the underwriters' companies tightening eligibility standards for policies issued in the Company's market area. Sales volumes have declined accordingly. For the three month period ended June 30, 1997 overall noninterest income levels were approximately $101 thousand lower than for the same period in 1996.

Non-interest expenses increased $2.25 million for the first half of 1997 over the same period in 1996. The majority of the increase is attributable to the impact of a full six months of activity for Kentucky in 1997 versus the impact of one quarter plus sixteen days in 1996. For the second quarter of 1997, noninterest expense was approximately $433 thousand higher than for the same period in 1996.

The Company opened four new offices in the second half of 1996 that have become full cost centers, but for the most part have not generated significant additional revenues.

For the six month periods ended June 30, 1997, and June 30, 1996, respectively, net income before taxes increased approximately $73 thousand. Applicable income taxes decreased by $4 thousand in the six month period ended June 30, 1997 over the same period in 1996. The effective income tax rate for the first half of 1997 was 36.13% versus 36.77% for the first six months of 1996. These levels reflect both changes in composition of the Company's taxable earnings and favorable tax effects attributable to Matewan Bank FSB. Net income after income taxes increased $77 thousand for the six months ended June 30, 1997, over the same period for 1996. Earnings available to common shareholders decreased $137 thousand for the six months ended June 30, 1997 over the same period in 1996. Most of this erosion occurred in the second quarter with earnings per share available to common shareholders in the second quarter of 1997 declining approximately $170 thousand from the same period in 1996.

Analysis of the Allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)

                                          Six months ended
Year-to-date amounts listed through     June 30,     June 30,
                                        --------     --------
                                          1997         1996
                                          ----         ----
Balance at begining of period           $5,986       $2,973


Loans charged-off                       (1,690)      (1,664)


Recoveries                                 412          277

Increase incidental to acquisition           0        3,152


Provision for loan losses                1,075        1,441
                                         -----        -----


Balance at the end of period            $5,783       $6,179
                                         =====        =====

Non-performing loans                    $6,028      $ 4,796

Ratio of net charge-offs to
average loans (annualized)                1.35%         .89%

Ratio of nonperforming loans to
gross loans                               1.56%        1.28%

Ratio of nonperforming assets to
total assets                              1.08%         .90%

Ratio of allowance for loan losses
to non-performing loans                  99.52%      128.84%

Ratio of allowance for loan losses
to gross loans                            1.49%        1.65%

The level of loans classified as troubled, restructured debt was immaterial for either of the above periods.

                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATEWAN BANCSHARES, INC.
                                             (Registrant)



July 31, 1997                          By: /s/   Dan R. Moore
                                          ----------------------------
                                                 Dan R. Moore
                                     Chairman of the Board of Directors
                                              and President





July 31, 1997                         By: /s/    Lee M. Ellis
                                         ----------------------------
                                                 Lee M. Ellis
                                   Vice President & Chief Financial Officer

                           MATEWAN BANCSHARES, INC.


EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11

    Exhibit 27 Financial Date Schedule

    Information included in EX-27 is incorporated herein by reference.

(b) Reports on Form 8-K  - None