Form 10-Q
period 1997-09-30
MATEWAN BANCSHARES INC
filed 1997-11-12
CIK 742246

                                  FORM - 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 1997
                          ------------------

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

Common Stock, $1 Par Value - 3,636,650 shares September 30, 1997
----------------------------------------------------------------

                           Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - September 30, 1997,
       December 31, 1996, and September 30, 1996
     Consolidated statements of income - Nine months and three months ended September 30, 1997 and September 30, 1996
     Consolidated statement of changes in shareholders' equity for the nine months ended September 30, 1997 and 1996
     Consolidated statements of cash flows for the nine months ended
       September 30, 1997 and 1996
     Notes to consolidated financial statements

Item 2. Manangement's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES

                                    September 30       December 31     September 30
                                    ------------       -----------     ------------
                                            1997              1996             1996
                                            ----              ----             ----
ASSETS
Cash and due from banks                   $ 17,806          $ 29,721         $ 25,196
Interest bearing deposits                    5,968             6,034            6,012
Federal funds sold                          19,835            28,928           17,318
                                          --------          --------         --------

 Cash and cash equivalents                  43,609            64,683           48,526
Investment securities:
 Available-for-sale at
    fair value                              18,010            25,411           26,183
 Held-to-maturity at cost                  138,496           122,569          119,895
  (Approximate fair value
   $138,661 at September 30, 1997;
   $122,427 at December 31, 1996;
   and $120,664 at September 30,
   1996)

Loans - net                                388,275           370,801          368,616

Premises and equipment                      20,564            20,871           20,732

Accrued interest receivable
 and other assets                           25,020            22,851           22,095
                                          --------          --------         --------

TOTAL ASSETS                              $633,974          $627,186         $606,047
                                          ========          ========         ========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                             September 30  December 31  September 30
                                             ------------  -----------  ------------
                                                 1997          1996         1996
LIABILITIES AND                              ------------  -----------  ------------
SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                       $   70,587    $   78,464   $   64,789
  Interest bearing                              467,465       444,844      438,993
                                             ----------    ----------   ----------

  TOTAL DEPOSITS                                538,052       523,308      503,782

Short-term borrowings:
  Repurchase agreements                           8,258        10,118       12,363
  Other                                           8,781        13,101       10,015
                                             ----------    ----------   ----------
  TOTAL SHORT TERM
  BORROWINGS                                     17,039        23,219       22,378
Long-term Borrowings                              7,139         7,579        7,771
Accrued interest payable
  and other liabilities                           7,001         5,502        5,423
                                             ----------    ----------   ----------

TOTAL LIABILITIES                               569,231       559,608      539,354

SHAREHOLDERS' EQUITY

Preferred stock                                     805           805          805
 $1 par value; 1,000,000 shares
 authorized;  805,000 issued as
 of September 30, 1997, December 31,
 1996, and September 30, 1996 ($25 per
 share liquidation preference),
 including 176,042, 0, and 0 shares
 in treasury stock
Common Stock - $1 par value                       3,684         3,684        3,684
 10,000,000 shares authorized;
 3,684,104 shares outstanding at
 September 30, 1997, December 31,
 1996, and September 30, 1996,
 including 47,354, 23,953 and
 23,453 shares in treasury stock
Surplus                                          29,773        29,773       29,773
Retained earnings                                35,980        33,590       32,712
Treasury stock                                   (5,456)         (206)        (195)
Net unrealized gain(loss) on
  available-for-sale
  securities, net of deferred
  income taxes                                      (43)          (68)         (86)
                                             ----------    ----------   ----------
TOTAL SHAREHOLDERS' EQUITY                       64,743        67,578       66,693
                                             ----------    ----------   ----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $  633,974    $  627,186   $  606,047
                                             ==========    ==========   ==========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                        Nine months ended         Three months ended
                                     -----------------------   -----------------------
                                          September 30,             September 30,
                                     -----------------------   -----------------------
                                        1997         1996         1997         1996
                                     ----------   ----------   ----------   ----------
INTEREST INCOME
 Interest and fees on loans          $   30,447   $   26,608   $   10,480   $    9,846
 Interest and dividends
  on investment securities:
    Taxable                               6,715        5,995        2,190        2,122
    Tax-exempt                              409          276          130          130
 Other interest income                      947          992          222          249
                                     ----------   ----------   ----------   ----------
TOTAL INTEREST INCOME                    38,518       33,871       13,022       12,347

INTEREST EXPENSE
 Deposits                                15,819       12,994        5,438        4,718
 Short-term borrowings                      829          780          167          328
                                     ----------   ----------   ----------   ----------
TOTAL INTEREST EXPENSE                   16,648       13,774        5,605        5,046
                                     ----------   ----------   ----------   ----------

NET INTEREST INCOME                      21,870       20,097        7,417        7,301
PROVISION FOR LOAN LOSSES                 2,051        2,105          976          664
                                     ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                19,819       17,992        6,441        6,637

OTHER INCOME
 Service fees                             3,033        2,195        1,139          816
 Other                                      579        1,047           34          429
 Credit life insurance
     commissions                            261          409          114          116
                                     ----------   ----------   ----------   ----------
TOTAL OTHER INCOME                        3,873        3,651        1,287        1,361

OTHER EXPENSES
 Salaries and employee
     benefits                             6,585        5,722        1,916        2,116
 Net occupancy                            1,000          844          297          291
 Equipment                                1,090          856          381          331
 Data Processing                          1,036          812          355          199
 Advertising                                505          633          145          226
 Federal deposit insurance                  282          269           71           10
 Other                                    5,828        5,019        2,040        2,107
                                     ----------   ----------   ----------   ----------
TOTAL OTHER EXPENSE                      16,326       14,155        5,205        5,280
                                     ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                7,366        7,488        2,523        2,718
APPLICABLE INCOME TAXES                   2,605        2,729          855          975
                                     ----------   ----------   ----------   ----------
NET INCOME                           $    4,761   $    4,759   $    1,668   $    1,743
                                     ==========   ==========   ==========   ==========

Preferred Stock Dividends            $    1,058   $      852   $      352   $      360
                                     ==========   ==========   ==========   ==========
Earnings Applicable to
   Common Stock                      $    3,703   $    3,907   $    1,316   $    1,383
                                     ==========   ==========   ==========   ==========

Per Share Earnings
   Applicable to Common                   $1.01        $1.07         $.36         $.38
   Stock                             ==========   ==========   ==========   ==========
Average common shares
 outstanding                          3,649,412    3,664,598    3,642,520    3,661,269
                                     ==========   ==========   ==========   ==========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES


                                                                                                                  Net
                                                                                                           Unrealized
                                                                                                              Gain on
                                                                                                           Available-
                                            Preferred      Common      Capital     Retained    Treasury      for-Sale
                                                Stock       Stock      Surplus     Earnings       Stock    Securities      Total
                                            ---------     -------    ---------   ----------   ---------    ----------   --------
Balance January 1, 1996                            $0      $3,684      $12,182      $29,976        ($78)          $53    $45,817

Treasury Stock Purchases                            0           0           0             0        (117)            0       (117)

Change in net unrealized gain on
 available-for-sale securities, net of
 deferred income taxes                              0           0            0            0           0          (139)      (139)

Dividends on Common Stock
  ($.32 per share)                                  0           0            0       (1,171)          0             0     (1,171)

Net income                                          0           0            0        4,759           0             0      4,759

Issuance of Preferred Shares                      805           0       17,591            0           0             0     18,396

Dividends on Preferred Shares
  ($1.0582 per share)                               0           0            0         (852)          0             0       (852)
                                            ---------     -------    ---------   ----------   ---------    ----------   --------

Balance September 30, 1996                       $805      $3,684      $29,773      $32,712       ($195)         ($86)   $66,693
                                            =========     =======    =========   ==========   =========    ==========   ========

                                                                                                                  Net
                                                                                                           Unrealized
                                                                                                              Gain on
                                                                                                           Available-
                                            Preferred      Common      Capital     Retained    Treasury      for-Sale
                                                Stock       Stock      Surplus     Earnings       Stock    Securities      Total
                                            ---------     -------    ---------   ----------   ---------    ----------   --------
Balance January 1, 1997                          $805      $3,684      $29,773       33,590       ($206)         ($68)   $67,578

Treasury Stock Purchases                            0           0            0            0      (5,250)            0     (5,250)

Change in net unrealized gain on
 available-for-sale securities, net of
 deferred income taxes                              0           0            0            0           0            25         25

Dividends on Common Stock
  ($.36 per share)                                  0           0            0       (1,313)          0             0     (1,313)

Net income                                          0           0            0        4,761           0             0      4,761

Dividends on Preferred Shares
  ($1.406 per share)                                0           0            0       (1,058)          0             0     (1,058)
                                            ---------     -------    ---------   ----------   ---------    ----------   --------

Balance September 30, 1997                       $805      $3,684      $29,773      $35,980     ($5,456)         ($43)   $64,743
                                            =========     =======    =========   ==========   =========    ==========   ========

          See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                               For the nine months ended
                                             September 30,   September 30,
                                                  1997            1996
                                             --------------  --------------
OPERATING ACTIVITIES

NET INCOME                                        $  4,761        $  4,759

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                          892             779
 AMORTIZATION                                          972             393
 PROVISION FOR LOAN LOSSES                           2,051           2,105
 PROVISION FOR DEFERRED TAXES                          430              81
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                       (3,016)        (11,093)
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                        957           3,343
                                                  --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES            7,047             367

INVESTING ACTIVITIES

 NET CASH RECEIVED IN ACQUISITION OF
  BANK                                                   0          16,430
 PROCEEDS FROM SALES OF
  AVAILABLE-FOR-SALE SECURITIES                          0               0
 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                      9,643          19,517
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                       18,910          29,452
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                        (2,249)        (10,138)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                       (34,857)        (64,612)
 NET CHANGE IN LOANS                               (19,525)         (2,737)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                       (576)         (1,245)
 PROCEEDS FROM SALE OF
  PREMISES AND EQUIPMENT                                29               0
                                                  --------        --------
NET CASH USED IN INVESTING
ACTIVITIES                                         (28,625)        (13,333)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                             14,744         (13,601)
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                        (6,218)          4,192
 PROCEEDS FROM SALE OF PREFERRED
  STOCK                                                  0          18,396
 PROCEEDS FROM LONG TERM NOTE                            0           8,000
 PAYMENTS ON LONG TERM NOTE                           (440)           (229)
 PURCHASE OF TREASURY STOCK                         (5,250)           (117)
 CASH DIVIDENDS PAID                                (2,332)         (1,971)
                                                  --------        --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                   504          14,670
                                                  --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS            (21,074)          1,704
CASH AND EQUIVALENTS AT BEGINNING OF YEAR           64,683          46,822
                                                  --------        --------
CASH AND EQUIVALENTS AT END OF PERIOD             $ 43,609        $ 48,526
                                                  ========        ========

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
September 30, 1997
(Dollars in thousands)

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

2. The financial statements presented herein reflect Matewan BancShares, Inc. and its consolidated subsidiaries, Matewan National Bank, Matewan Bank FSB, and Matewan Venture Fund, Inc.

3. In January 1997, the Board of Directors of the Company approved the use of up to $3.00 million to repurchase outstanding preferred shares. In April, 1997, the Board authorized the repurchase of 114,500 shares of preferred stock via a tender offer to be issued in the second quarter and the repurchase of an additional 120,000 shares via open market transactions subsequent to consummation of all tender offer transactions.

On April 30, 1997, the Company filed a Schedule 13E-4 with the Securities and Exchange Commission for the purpose of issuing a tender offer to preferred shareholders to repurchase 114,500 outstanding preferred shares at a price to be determined via the offering, but in no event to be less than $24 or greater than $26.50 per share.

On May 30, 1997, the Company filed an amended Schedule 13E-4 to extend the tender offer an additional 10 days. On June 13, 1997, the Company closed the tender offer and repurchased 39,042 shares of its preferred stock for approximately $1.035 million. Subsequently, the Company in privately negotiated transactions purchased an additional 137,000 shares for approximately $3.755 million.

4. On March 15, 1996, the Company acquired for cash all of the outstanding common stock of Bank One, Pikeville, N.A. (Kentucky) from Banc One Corporation. This transaction was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements include the operations of Kentucky only from the date of acquisition. The aggregate purchase price was approximately $29.35 million, which includes costs of acquisition. The Company financed this transaction with proceeds from the issuance of convertible stock, long term debt, and available cash. The Company incurred amortizing intangible expenses related to this transaction of approximately $742 thousand and $502 thousand as of September 30, 1997 and September 30, 1996, respectively.

5. At September 30, 1997, the recorded investment in impaired loans under Statement No. 114 was $10.62 million (of which $3.70 million were on a nonaccrual basis). Included in this amount is $2.36 million of impaired loans for which the related allowance for credit losses is $1.09 million and $8.26 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the nine month period ended September 30, 1997 approximated $10.80 million.

6. During 1997, the Financial Accounting Standards Board issued several new accounting pronouncements which will become effective in 1998. These pronouncements include SFAS No. 125, "Accounting for Transfers of Assets and Servicing of Financial Assets and Extinguishments of Liabilities"; SFAS No. 128, "Earnings Per Share"; SFAF No. 129, "Disclosure of Information about Capital Structure"; SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company is in the process of fully evaluating these new pronouncements and expects to adopt them in 1998 in accordance with the requirements. Such adoption is not expected to have a significant impact on the financial position or results of operations of the Company.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at September 30, 1997, have increased approximately $6.8 million since December 31, 1996, and $27.9 million since September 30, 1996. The Company experienced annualized growth in each time period of 1.4% and 4.6% percent, respectively. Deposits have increased approximately $14.7 million and $34.3 million over the same respective periods. Short term borrowings decreased approximately $6.2 million and $5.4 million over the same intervals. Retained earnings increased approximately $2.3 million from December 31, 1996, to September 30, 1997, and approximately $3.2 million in the twelve month period ended September 30, 1997.

The asset structure of the Company's balance sheet at September 30, 1997, compared to December 31, 1996, and September 30, 1996, has changed, as far as overall composition, as follows. Cash and cash equivalents have decreased $21.0 million since December 31, 1996 (representing currently 6.9% of total assets versus 10.3% at year end) and have decreased $4.9 million since September 30, 1996 (approximately 8.0% of total assets). Investments have increased approximately $8.5 million since December 31, 1996 and $10.4 million since September 30, 1996. These totals represent 24.7%, 23.5% and 24.1% of total outstanding assets for each time period. Loans have increased approximately $17.5 million since December 31, 1996 (to 61% of total assets versus 59%) and $19.7 million since September 30, 1996 (61% of total assets). Growth in earning assets in the nine month period has been funded by a combination of declines in cash and cash equivalents previously noted and increases in deposits. Earning asset growth in the twelve month period has been similarly funded by decreasing cash levels and increasing deposit levels. Loan and deposit growth that has taken place in both periods of time has predominantly been a function of growth in the Company's core market areas.

Regarding the loan portfolio, it is the Company's policy to maintain a strategic asset mix wherein the loan portfolio represents approximately sixty-five percent (65%) of total assets. More specifically, the desired targeted mix within the loan portfolio is equally distributed among the commercial, consumer, and real estate loan categories. Real estate loans represent the largest component of the Company's loan portfolio. The majority of the real estate loans are of the one-to-four family residential nature. Consumer loans represent the second largest category of the loan portfolio. Automobile loans approximate 50% of the total consumer portfolio. Commercial loans represent the smallest component of the Company's loan portfolio. All classes of loans are subject to minimum acceptable underwriting standards regarding downpayment, term, equity, loan-to-value measures and collateral coverage, adequate cash flow and debt coverage, and credit history, among other things. The primary focus for all categories of lending is the thirteen county market area in southern West Virginia, eastern Kentucky, and western Virginia that the Company has identified as its core market. As a point of fact, the overwhelming majority of the loans outstanding on both September 30, 1997, and 1996, respectively, for each loan portfolio category are to customers within this core market.

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

Non-interest bearing deposits decreased approximately $7.9 million in the nine months since December 31, 1996 (to 11.1% of total assets compared to 12.5%) and increased $5.8 million in the twelve month period since September 30, 1996 (10.6% of total assets). Interest bearing deposits increased approximately $22.6 million and $28.5 million in the same respective periods of time (representing 73.7%, 71.0%, and 72.4% of total assets respectively). True deposit growth for 1997 was masked by a series of transactions wherein a large commercial customer transferred some short term working capital funds that had been placed in one of the Company's banking affiliates late in the fourth quarter of 1996 and whose departure in the first quarter of 1997 was anticipated. These particular funds, which were never regarded as core in nature, had the dual impact of inflating December 1996 final totals and understating true 1997 core deposit growth. All depository subsidiaries of the Company have interest rate structures that offer yields that have been consistently competitive with other deposit products available in the market over these same time periods. This deposit pricing posture has helped the Company to insulate earnings from rising interest rate pressures. Short term borrowings decreased $6.2 million and $5.4 million over these same time periods. Factors contributing to these changes are the volatile nature of these types of funds (primarily tax deposits), the increasing placement of public funds in accounts of this nature, and the fact that, in the interest rate environment prevalent over the periods addressed, these types of accounts possess many of the attractive features (namely, short term duration and liquidity) of money market accounts. Other liabilities increased approximately $1.5 million and $1.6 million, respectively, over the same time periods.

During 1997, consummation of the Company's tender offer for its preferred stock in the second quarter, in conjunction with the execution of regular treasury stock repurchases on its common shares more than neutralized any gains inherent in realizing normal internal capital retention levels. As a consequence of treasury stock activity in this time period (approximately $5.3 million) total shareholder equity decreased by approximately $2.9 million. In the twelve month period, the impact of treasury stock transactions on equity capital levels resulted in a net decrease in total equity of $2.0 million. Equity capital as a percentage of total assets was 10.20%, 10.77%, and 11.00% at September 30, 1997, December 31, 1996, and September 30, 1996, respectively. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 13.93% at September 30, 1997, and 15.57% at September 30, 1996. The percentage at December 31, 1996, was 15.63%.

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

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income available for common share holders for the nine month period ended September 30, 1997 was approximately $3.703 million, representing earnings per share applicable to common stock of $1.01, versus $3.907 million, or $1.07 per share for the same nine month period in 1996. Earnings per share for the year ended December 31, 1996 was $1.43. Net income available for common shareholders for the third quarter of 1997 was $1.316 million ($.36 per share) compared to $1.383 million ($.38 per share) for the same three month period in 1996. Return on Average Assets was 1.03% and 1.17% for the nine month periods ended September 30, 1997, and September 30, 1996, respectively. Return on Average Assets was 1.03% and 1.10% for quarters ending on the same respective dates. Return on Average Assets for the year ended December 31, 1996, was 1.15%. Return on Average Equity was 9.73% and 10.46% for the respective nine month time periods and 10.37% for the year ended December 31, 1996.

ACQUISITION ACTIVITY

On March 15, 1996, the Company acquired all of the outstanding common stock of the Bank One, Pikeville, N.A. franchise (Kentucky). The Kentucky franchise commenced operations as a wholly owned subsidiary of Matewan BancShares, Inc. At March 15, 1996, Kentucky had total assets of approximately $204 million, deposits of approximately $183 million and capital of approximately $20 million. The Company funded this cash acquisition with long-term debt of approximately $8 million, a capital stock offering of $16.25 million, and available cash. On September 19, 1997, Kentucky was merged into Matewan National Bank. The resultant consolidated affiliate closed the third quarter of 1997 with assets in excess of $556 million.

RESULTS OF OPERATIONS

Net interest income was $21.870 million for the nine month period ended September 30, 1997, versus $20.097 million for the same nine month period ended September 30, 1996. The increase of approximately $1.773 million was a function of the Company managing its net interest margin through its core business base and the fact that the Kentucky acquisition contributed earnings for the full nine month period in 1997 versus only slightly more than two full quarters for the same period in 1996. In this regard, comparing the third quarter operating levels should prove more insightful in that they represent the consistent and comparable period of consolidated operations. Net interest income in the third quarter of 1997 was actually $116 thousand higher than for the same period in 1996. Under normal circumstances, in the slightly rising interest rate environment experienced in the third quarter of 1997, institutions that are liability sensitive in the short run would expect an unfavorable reaction in net interest income as interest-bearing liabilities reprice at lower rates faster than interest-earning assets reprice. Because the Company has exercised such extreme vigilance in maintaining its funds pricing positions, as interest rates increased, net interest income has not been as vulnerable to erosion. Actual Net Interest Margin (net interest income divided by average earning assets) for the nine month period ended September 30, 1997 was 5.25% versus 5.50% for the same period in 1996, an erosion of less than 5%. Net Interest Margins for the respective quarters ended September 30, 1997 and 1996 were 5.21% and 5.46%, respectively. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the nine months ended September 30, 1997 was approximately $54 thousand lower than for the same period in 1996. Net charge-off activity increased slightly to $2.355 million from $2.334 million for the same respective periods. Non-performing loans (loans past due greater than ninety days plus nonaccrual loans) approximated $4.302 million at September 30, 1997, versus $5.149 million at September 30, 1996. These levels represent approximately 1.09% and 1.38% of the gross loans outstanding for each respective period. The Company's ratio of allowance for loan losses to non-performing loans was 132.06% as of September 30, 1997. A similar calculation as of the same period in 1996 produced a ratio of 114.48%. The ratio of allowance for loan losses to gross loans was 1.44% and 1.57% for the nine month periods ended September 30, 1997, and September 30, 1996, respectively. The Company maintains an extremely aggressive position in dealing with the workout or liquidation of higher risk accounts. On the basis of its review of the loan portfolio, and improvements in net charge-offs, management has determined that (1) there exists sufficient coverage in the loan loss reserve to absorb the effect of anticipated charge-offs without requiring any additional reserves and (2) on an ongoing basis, provisions to loan loss reserve will continue to be made to reflect any ongoing additional exposure to the loan portfolio. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known anticipated losses, and does not anticipate any further significant losses.

Non-interest income increased $222 thousand during 1997 when compared to the same period in 1996. Service fees and other fees generally increased in the period due to changes in the service fee schedule from the earlier period and normal business growth. Sales of credit insurance in the same periods translated into commissions approximately $148 thousand lower in 1997 than for the same period in 1996. High loss experiences by the Company's credit insurance underwriters resulted in the underwriters' companies tightening eligibility standards for policies issued in the Company's market area. Sales volumes have declined accordingly. For the three month period ended September 30, 1997 overall noninterest income levels were approximately $74 thousand lower than for the same period in 1996.

Non-interest expenses increased $2.17 million for 1997 over the same period in 1996. The majority of the increase is attributable to the impact of a full nine months of activity for Kentucky in 1997 versus the impact of two quarters plus sixteen days in 1996. For the third quarter of 1997, noninterest expense was approximately $75 thousand lower than for the same period in 1996. Lower personnel and marketing expenses were the primary reason. The Company opened four new offices in the second half of 1996 and one in the third quarter of 1997 that have become full cost centers, but for the most part have not generated significant additional revenues.

For the nine month periods ended September 30, 1997, and September 30, 1996, respectively, net income before taxes decreased approximately $122 thousand. Applicable income taxes decreased by $124 thousand in the nine month period ended September 30, 1997 over the same period in 1996. The effective income tax rate for the nine month period ended September 30, 1997 was 35.37% versus 36.44% for the first nine months of 1996. These levels reflect both changes in composition of the Company's taxable earnings and favorable tax effects attributable to Matewan Bank FSB. Net income after income taxes increased $2 thousand for the nine months ended September 30, 1997, over the same period for 1996. Earnings available to common shareholders decreased $204 thousand for the nine months ended September 30, 1997 over the same period in 1996. Most of this erosion occurred in the second quarter with earnings per share available to common shareholders in the second quarter of 1997 declining approximately $170 thousand from the same period in 1996. Further quarterly comparisons indicate that third quarter 1997 was approximately $67 lower than the third quarter of 1996 for the same measure.

Analysis of the Allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)


                                                                      Nine months ended
Year-to-date amounts listed through                            September 30,      September 30,
                                                                    1997              1996
                                                               -------------      -------------
Balance at begining of period                                     $ 5,986            $ 2,973

Loans charged-off                                                  (3,088)            (2,765)

Recoveries                                                            733                431

Increase incidental to acquisition                                      0              3,152

Provision for loan losses                                           2,051              2,105
                                                                  -------            -------

Balance at the end of period                                      $ 5,682            $ 5,896
                                                                  =======            =======

Non-performing loans                                              $ 4,302            $ 5,149

Ratio of net charge-offs to
average loans (annualized)                                            .82%               .94%

Ratio of nonperforming loans to
gross loans                                                          1.09%              1.38%

Ratio of nonperforming assets to
total assets                                                          .85%               .96%

Ratio of allowance for loan losses
to non-performing loans                                            132.06%            114.48%

Ratio of allowance for loan losses
to gross loans                                                       1.44%              1.57%

The level of loans classified as troubled, restructured debt was immaterial for either of the above periods.

                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATEWAN BANCSHARES, INC.
                                             (Registrant)



October 31, 1997                      By:  /s/ Dan R. Moore
                                          ------------------------------
                                               Dan R. Moore
                                      Chairman of the Board of Directors
                                              and President





October 31, 1997                      By: /s/ Lee M. Ellis
                                         -------------------------------
                                              Lee M. Ellis
                                   Vice President & Chief Financial Officer

                            MATEWAN BANCSHARES, INC.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11

    Exhibit 27 Financial Date Schedule

    Information included in EX-27 is incorporated herein by reference.

(b) Reports on Form 8-K - None