Form 10-K
period 1997-12-31
MATEWAN BANCSHARES INC
filed 1998-03-27
CIK 742246

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM - 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997
                          -----------------

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

                    Common Stock, par value $1.00 per share
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file reports), Yes   X    No     , and (2) has been subject to
                                ---      ---
such filing requirements for the past 90 days. Yes   X   No
                                                    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

The aggregate market value of the voting stock based on $24.875 per share held by nonaffiliates of the registrant as of January 31, 1997 was $56,287,051.

The number of shares of the registrant's common stock, par value $1.00 per share, issued and outstanding January 31, 1998 was 3,634,220.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K:

                                                        Part of Form 10-K into
DOCUMENT                                                   which document is
--------                                                      incorporated
                                                              ------------

Portions of the Registrant's Annual Report to           Parts I, II, III, and IV
Shareholders for the year ended December 31, 1997

Portion of the Registrant's Proxy Statement for its 1998          Part III
Annual Meeting of Shareholders to be held April 14, 1998

                        FORM 10-K CROSS-REFERENCE INDEX

                                                                                                            Annual
                                                                                                            Report
                                                                                                            Pages
Part I      Item 1   Business............................................................................   58-63
            Item 2   Properties..........................................................................      64
            Item 3   Legal Proceedings...................................................................      64
            Item 4   Submission of Matters to a Vote of Shareholders.....................................      (b)

Part II     Item 5   Market for the Registrant's Common Stock and Related Shareholder Matters............      10
            Item 6   Selected Financial Data.............................................................     8-9
            Item 7   Management's Discussion and Analysis of Financial Condition and Results
                       of Operations.....................................................................    6-36
            Item 8   Financial Statements and Supplementary Data.........................................   38-57
            Item 9   Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure..............................................................    None

Part III    Item 10  Directors and Executive Officers of the Registrant..................................      (a)
            Item 11  Executive Compensation..............................................................      (b)
            Item 12  Security Ownership of Certain Beneficial Owners and Management......................      (b)
            Item 13  Certain Relationships and Related Transactions......................................      (b)

(a) Except as set forth herein, incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders on April 14, 1998.

(b) Incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders on April 14, 1998.

Part IV     Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................     (C)

                      Report of Independent Public Accountants............................................     37
                      Consolidated Balance Sheets as of December 31, 1997 and 1996........................     38
                      Consolidated Statements of Income for the years ended December 31, 1997,
                        1996, and 1995....................................................................     39
                      Consolidated Statements of Shareholders' Equity for the years
                        ended December 31, 1997, 1996, and 1995...........................................     40
                      Consolidated Statements of Cash Flows for the years
                        ended December 31, 1997, 1996, and 1995...........................................     41

(C) Financial Statement schedules have been omitted due to the required information being provided in the consolidated financial statements or notes thereto.

Exhibits:

3.1   Certificate of Incorporation of Registrant, as amended (1)
3.2   By-laws of Registrant (1)
10.1  Voting and First Refusal Agreement, dated August 6, 1987 between
        Dan R. Moore and James H. Harless (1)
10.2 Lease Agreement dated August 1, 1984 between Matewan National Bank and Harrison and Dora Jude (2)
10.3 Lease Agreement, dated March 5, 1986, between Matewan National Bank and Mingo Bottling Company (1)
10.4  Lease Agreement, dated December 1, 1988 between Matewan National
        Bank and Josephine Hope (3)
10.5 Purchase and Assumption Agreement, dated December 29, 1989, between Matewan National Bank and the Bank of Danville and First Center Bancshares, Inc. (4)
10.6  Lease Agreement, dated August 6, 1985 between Price M. Hager Inc. and Fae
        W. Ramsey, Et Al; Assignment Agreement between Matewan BancShares,
        Inc. dated August 5, 1993; and Amended and Restated Agreement of Lease dated July 27, 1993 between Fae W. Ramsey, Widow, and Citizens
        National Bank of Paintsville (6)
10.7 Lease Agreement, dated April 7, 1994 between Homer and Mary Short and Matewan Bank FSB (7)
10.8 Lease Agreement, dated December 6, 1994 between K-VA-T Food Stores, Inc. and Matewan BancShares (7)
10.9 Lease Agreement, dated December 6, 1994 between K-VA-T Food Stores, Inc. and Matewan BancShares (7)
10.10 Lease Agreement, dated February 7, 1994 between Betty O. Rosen and Matewan National Bank (7)
10.11 Facility Construction and Consulting Agreement MNB-01 between International Banking Technologies, Inc. and Matewan BancShares, Inc. (7)
10.12 Facility Construction and Consulting Agreement MNB-02 between International Banking Technologies, Inc. and Matewan BancShares,
        Inc. (7)
10.13 Matewan BancShares, Inc. Employee Retirement Plan (7)
10.14 Agreement dated February 14, 1995, between Electronic Data Systems Corporation and Matewan BancShares, Inc. (8)
10.16 Lease Agreement, dated December 16, 1996 between K-VA-T Food Stores, Inc. and Matewan Bank FSB (9)
10.17 Lease Agreement, dated December 6, 1996 between First Union National Bank of Virginia and Matewan BancShares, Inc. (9)
10.18 Lease Agreement, dated October 15, 1996 between Parkway Plaza Associates and Matewan Bank FSB (9)
10.19 Deed of Lease, dated November 24, 1997, between B&R Enterprises Inc. and Matewan BancShares, Inc. (10)
10.20 Lease Agreement, dated September 2, 1997, between K-VA-T Food Stores, Inc. and Matewan BancShares, Inc. (10)
10.21 Lease Agreement, dated September 2, 1997 , between K-VA-T Food Stores, Inc. and Matewan BancShares, Inc. (10)
11.1  Computation of Per Share Earnings (5)
12.0  Computation of Ratios (5)
13.1  Annual Report to Shareholders for the fiscal year ended December 31,
        1997 (10)
13.2  Proxy Statement to Shareholders for the Annual Meeting on April 14,
        1998 (10)
22.1  Subsidiaries of Registrant
            Matewan National Bank
            Matewan Bank FSB
            Matewan Venture Fund, Inc.
23    Consent of Ernst & Young LLP (7)

(1) Filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Registration
     No. 33-17172, and incorporated herein by reference.
(2) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.
(3) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.
(4) Filed as exhibit 2.01 to the Company's Current Report on Form 8-K, dated January 10, 1990 and incorporated herein by reference.
(5) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.
(6) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(7) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Pre-effective Amendment No. 1 to Form S-1 Registration Statement on February 16, 1996 (Registration No. 333-367) and incorporated herein by reference.
(9) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.
(10) Filed herewith.

  Reports on Form 8-K

  The following reports on Form 8-K were filed in 1997 and are incorporated herein by reference:

  NONE

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized March 1, 1998.

                                       Matewan BancShares, Inc.

                                       /s/  Dan R. Moore
                                       -----------------------------------
                                       Dan R. Moore
                                       Chairman of the Board,
                                       President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities listed on March 1, 1998.


/s/ Dan R. Moore                            /s/ Lee M. Ellis
-------------------------------------    --------------------------------------
Chairman of the Board,                    Vice President &
President, and Chief Executive Officer    Chief Financial Officer


/s/ James H. Harless                      /s/ Frank E. Ellis
-------------------------------------    --------------------------------------
Director                                  Director


/s/ Lafe P. Ward                          /s/ Amos J. Hatfield
-------------------------------------    --------------------------------------
Director                                  Director


/s/ George A. Kostas                      /s/ Sidney Young, Jr.
-------------------------------------    --------------------------------------
Director                                  Director


/s/ Betty Jo Moore                        /s/ Douglas Hinkle
-------------------------------------    --------------------------------------
Director                                  Director


/s/Don Combs
-------------------------------------
Director