Form 10-Q
period 1998-03-31
MATEWAN BANCSHARES INC
filed 1998-05-14
CIK 742246

                                  FORM - 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 1998
                           --------------

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

Common Stock, $1 Par Value - 3,631,420 shares March 31, 1998
------------------------------------------------------------

                           Matewan BancShares, Inc.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - March 31, 1998,
        December 31, 1997, and March 31, 1997
     Consolidated statements of income - Three months ended
        March 31, 1998 and March 31, 1997
     Consolidated statement of changes in shareholders' equity for the three months ended March 31, 1998 and 1997
     Consolidated statements of cash flows for the three months ended March 31, 1998 and 1997
     Notes to consolidated financial statements

Item 2. Manangement's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                             March 31  December 31  March 31
                                                 1998         1997      1997
                                             --------  -----------  --------
ASSETS
Cash and due from banks                      $ 18,037     $ 22,805  $ 26,833
Interest bearing deposits
 in other banks                                 3,653       14,299     6,705
Federal funds sold                             12,720        4,420    33,047
                                             --------     --------  --------

 Cash and cash equivalents                     34,410       41,524    66,585

Investment securities:
 Available-for-sale at
   fair value                                  37,220       24,881    19,285
 Held-to-maturity at cost                     122,849      135,544   130,943
  (Approximate fair value
   $123,260 at March 31,1998;
   $135,778 at December 31, 1997;
   and $129,269 at March 31, 1997)

Loans - net                                   408,124      397,633   371,641

Premises and equipment                         20,730       20,545    20,805

Accrued interest receivable
 and other assets                              22,770       24,731    23,846
                                             --------     --------  --------

TOTAL ASSETS                                 $646,103     $644,858  $633,105
                                             ========     ========  ========
-------------------------

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                           March 31 December 31  March 31
                                               1998        1997      1997
                                           -------- -----------  --------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                     $ 71,580   $ 77,698   $ 71,322
  Interest bearing                          470,559    457,576    458,507
                                           --------   --------   --------
  TOTAL DEPOSITS                            542,139    535,274    529,829
Short-term borrowings:
  Repurchase agreements                      12,520     14,431      9,349
  FHLB advances                               4,975      7,500      5,000
  Other                                       2,767      6,646      5,224
                                           --------   --------   --------
  TOTAL SHORT TERM
  BORROWINGS                                 20,262     28,577     19,573
Long-term Borrowings
  FHLB advances                               6,214      1,170          -
  Notes payable                               6,830      6,991      7,431
                                           --------   --------   --------
  TOTAL LONG TERM
  BORROWINGS                                 13,044      8,161      7,083
Accrued interest payable
  and other liabilities                       4,046      7,083      8,138
                                           --------   --------   --------

TOTAL LIABILITIES                           579,491    579,095    564,971

SHAREHOLDERS' EQUITY
Preferred stock                                 805        805        805
 $1 par value; 1,000,000 shares
 authorized;  805,000 issued as of
 March 31, 1998, December 31, 1997,
 and March 31, 1997, including
 176,842, 176,842 and 5,500 shares in
 treasury stock, respectively
 ($25 per share liquidation preference)
Common Stock - $1 par value                   4,052      3,684      3,684
 10,000,000 shares authorized;
 4,052,514 shares outstanding at
 March 31, 1998, including 57,842
 shares in treasury stock; 3,684,104
 shares outstanding at December 31,
 1997 and March 31, 1997, including
 49,884 and 24,953 shares in treasury
 stock
Surplus                                      38,799     29,773     29,773
Retained earnings                            28,654     37,084     34,378
Treasury stock                               (5,601)    (5,530)      (360)
Net unrealized gain(loss) on
  available-for-sale
  securities, net of income
  taxes                                         (97)       (53)      (146)
                                           --------   --------   --------
TOTAL SHAREHOLDERS' EQUITY                   66,612     65,763     68,134
                                           --------   --------   --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $646,103   $644,858   $633,105
                                           ========   ========   ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)


                                                                  Three months ended
                                                                        March 31,
                                                               -----------------------
                                                                     1998         1997
                                                               ----------   ----------
INTEREST INCOME
 Interest and fees on loans                                    $   10,570   $    9,784
  Interest and dividends
  on investment securities:
    Taxable                                                         2,346        2,248
   Tax-exempt                                                         112          138
 Other interest income                                                160          397
                                                               ----------   ----------
TOTAL INTEREST INCOME                                              13,188       12,567

INTEREST EXPENSE
 Deposits                                                           5,523        5,102
 Short-term borrowings                                                350          403
                                                               ----------   ----------
TOTAL INTEREST EXPENSE                                              5,873        5,505
                                                               ----------   ----------

NET INTEREST INCOME                                                 7,315        7,062
PROVISION FOR LOAN LOSSES                                             758          381
                                                               ----------   ----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                           6,557        6,681

OTHER INCOME
 Service fees                                                         953          769
 Other                                                                211          328
 Commission income                                                    136          167
                                                               ----------   ----------
TOTAL OTHER INCOME                                                  1,300        1,264

OTHER EXPENSES
 Salaries and employee
     benefits                                                       2,165        2,328
 Net occupancy                                                        328          357
 Equipment                                                            376          360
 Data Processing                                                      334          346
 Telephone                                                            231          175
 Marketing                                                            174          221
 Dealer fees                                                          164          132
 Core deposit amortization                                            162          190
 Other                                                              1,422        1,434
                                                               ----------   ----------
TOTAL OTHER EXPENSE                                                 5,356        5,543
                                                               ----------   ----------

INCOME BEFORE INCOME TAXES                                          2,501        2,402
APPLICABLE INCOME TAXES                                               803          864
                                                               ----------   ----------
NET INCOME                                                          1,698        1,538
Preferred Stock Dividends                                             290          311
                                                               ----------   ----------
EARNINGS APPLICABLE TO COMMON STOCK                            $    1,408   $    1,227
                                                               ==========   ==========

Per Share Earnings Applicable, Basic and Diluted                     $.35         $.31
                                                               ==========   ==========

Average common shares
 outstanding                                                    3,995,642    4,025,444
                                                               ==========   ==========

Dividends per common share                                           $.11         $.11
                                                               ==========   ==========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES



                                                                                        Other
                                   Preferred  Common  Capital  Retained  Treasury   Comprehensive
                                     Stock    Stock   Surplus  Earnings     Stock      Income      Total
                                   ---------  ------  -------  --------  --------   -------------  ------

Balance January 1, 1997               $  805  $3,684  $29,773   $33,590     ($206)       ($68)    $67,578

Comprehensive Income:
Net income                                 0       0        0     1,538         0           0       1,538
Other Comprehesive Income
net of tax:
  Unrealized losses on
  available-for-sale securities            0       0        0         0         0         (78)        (78)
                                                                                                  -------
  Comprehensive income                                                                              1,460


Dividends on Common Stock                  0       0        0      (439)        0           0        (439)
    ($.12 per share)

Treasury Stock Purchases                   0       0        0         0      (154)          0        (154)

Dividends on Preferred Shares
    ($.387 per share)                      0       0        0      (311)        0           0        (311)
                                      ------  ------  -------   -------   -------       -----     -------
Balance March 31, 1997                $  805  $3,684  $29,773   $34,378     ($360)      ($146)    $68,134
                                      ======  ======  =======   =======   =======       =====     =======


                                                                                        Other
                                   Preferred  Common  Capital  Retained  Treasury   Comprehensive
                                     Stock    Stock   Surplus  Earnings     Stock      Income      Total
                                   ---------  ------  -------  --------  --------   -------------  ------
Balance January 1, 1998                $805   $3,684  $29,773   $37,084   ($5,530)       ($53)    $65,763
Adjustment for effect of a
10% Common Stock Dividend                 0      368    9,026    (9,394)        0           0           0
                                      -----   ------  -------   -------   -------       -----     -------
                                        805    4,052   38,799    27,690    (5,530)        (53)     65,763

Comprehensive Income:
Net income                                0        0        0     1,698         0           0       1,698
Other Comprehesive Income
net of tax:
 Unrealized losses on
 available-for-sale securities            0        0        0         0         0         (44)        (44)
                                                                                                  -------
Comprehensive income                                                                                1,654

Treasury Stock Purchases                  0        0        0         0       (71)          0         (71)

Dividends on Common Stock
  ($.11 per share)                        0        0        0      (438)        0           0        (438)

Net income                                0        0        0     1,698         0           0       1,698

Cash paid on fractional shares            0        0        0        (6)        0           0          (6)

Dividends on Preferred Shares
  ($.463 per share)                       0        0        0      (290)        0           0        (290)
                                      -----   ------  -------   -------   -------       -----     -------
Balance March 31, 1998                 $805   $4,052  $38,799   $28,654   ($5,601)       ($97)    $66,612
                                      ======  ======  =======   =======   =======       =====     =======



See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)


                                                                        For the
                                                                  three months ended
                                                                        March 31,
                                                               -----------------------
                                                                     1998         1997
                                                               ----------   ----------
OPERATING ACTIVITIES

NET INCOME                                                       $  1,698     $ 1,538
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                                         319        332
 AMORTIZATION                                                         296        294
 PROVISION FOR LOAN LOSSES                                            758        381
 PROVISION FOR DEFERRED TAXES                                          -         143
 GAIN ON SALE OF ASSETS                                               (2)          -
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                                      1,720      (1,140)
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                                   (3,037)      2,350
                                                                --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,752       3,898

INVESTING ACTIVITIES

 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                                    4,816       6,128
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                                     19,335      10,254
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                                     (17,234)        (88)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                                      (6,656)    (18,624)
 NET CHANGE IN LOANS                                             (11,249)     (1,238)
 PROCEEDS FROM SALES OF PURCHASES
  AND EQUIPMENT                                                      119          -
 PURCHASES OF PREMISES
  AND EQUIPMENT                                                     (621)       (257)
                                                                --------    --------
NET CASH USED IN INVESTING
ACTIVITIES                                                       (11,490)     (3,825)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                                            6,865       6,593
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                                      (8,315)     (3,646)
 NET CHANGE IN LONG-TERM
  BORROWINGS                                                       4,883        (148)
 ACQUISITION OF TREASURY SHARES                                      (71)       (154)
 CASH PAID ON FRACTIONAL SHARES                                       (6)         -
 CASH DIVIDENDS PAID                                                (732)       (816)
                                                                --------    --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                               2,624       1,829
                                                                --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (7,114)      1,902
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                         41,524      64,683
                                                                --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD                           $ 34,410    $ 66,585
                                                                ========    ========

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
MARCH 31, 1998
(Dollars in thousands)

1. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Matewan BancShares, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

2. The financial statements presented herein reflect Matewan BancShares, Inc. and its consolidated subsidiaries, The Matewan National Bank, Matewan Bank FSB, and Matewan Venture Fund, Inc.

3. In January 1997, the Board of Directors of the Company approved the use of up to $3.00 million to repurchase outstanding preferred shares. On April 30, 1997, the Company filed a Schedule 13E-4 with the Securities and Exchange Commission for the purpose of issuing a tender offer to preferred shareholders to repurchase a minimum 114,500 of outstanding preferred shares at a price to be determined via the offering, but in no event to be less than $24 or greater than $26.50 per share. On May 30, 1997, the Company filed an amended Schedule 13E-4 to extend the original tender offer an additional 10 days. On June 13, 1997, the Company closed the tender offer and repurchased 39,042 shares of the preferred stock for approximately $1.035 million. Subsequently, in separate privately negotiated transactions, the Company purchased an additional 137,000 shares for approximately $3.755 million

4. On March 10, 1998, the Board of Directors authorized a 10% common stock dividend payable to shareholders of record on April 1, 1998. Average shares outstanding and per share amounts included in the consolidated financial statements and notes have been adjusted for this dividend.

5. At March 31, 1998, the recorded investment in impaired loans under Statement No. 114 was $11.03 million (of which $2.92 million were on a nonaccrual basis). Included in this amount is $1.99 million of impaired loans for which the related allowance for credit losses is $919 thousand and $9.04 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the three month period ended March 31, 1998 approximated $11.25 million.

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

7. In February 1997, the FASB issued Statement No. 128, "Earnings Per Share," (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements. Basic and diluted earnings per share are the same for the periods presented as the conversion of preferred stock would be anti-dilutive. The Company has not issued any other potentially dilutive securities.

8. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The adoption of Statement 130 did not have a material impact on the Company's financial condition or results of operations.

9. In February 1998, the Financial Accounting Standards Board issued Statement 132, "Employers' Disclosures about Pension and Other Postretirement Benefits - an amendment of FASB Statement No. 87, 88, and 106." This statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful as they were when Statements 87, 88, and 106 were issued. This Statement is effective for fiscal years beginning after December 15, 1997. These disclosure requirements will have no material impact on the Company's financial position or results of operations.

  10. Certain amounts in the 1997 financial statements have been reclassified to conform to 1998 presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at March 31, 1998, have increased approximately $1.2 million since December 31, 1997, and $13.0 million since March 31, 1997. The Company experienced annualized growth in each time period of .7% and 2.1% percent, respectively. Deposits have increased approximately $6.9 million and $12.3 million and short term borrowings decreased approximately $8.3 million and increased approximately $689 thousand over the quarterly and annual intervals. Long term borrowings have increased approximately $4.8 million and $5.6 million over the same respective intervals. Retained earnings decreased approximately $8.4 million from December 31, 1997, to March 31, 1998, and approximately $5.7 million in the twelve month period ended March 31, 1998. The accounting impact of the 10% common stock dividend declared in the first quarter was the reason for both decreases.

The asset structure of the Company's balance sheet at March 31, 1998, compared to December 31, 1997, and March 31, 1997, has changed, as far as overall composition. Cash and cash equivalents has decreased approximately $7.1 million since December 31, 1997 and approximately $32.2 million since March 31, 1997. Investments decreased $356 thousand since December 31, 1997 and increased $9.8 million since March 31, 1997. Loans have increased approximately $10.5 million since December 31, 1997 and approximately $36.5 million since March 31, 1997. Growth in earning assets in both the quarter and annual periods have been funded by a combination of deposit growth of $6.5 million and $14.1 million over the same respective periods and declines in cash and cash equivalents previously noted. Loan and deposit growth that has taken place in both periods of time has been a function of growth in the Company's core market areas.

Regarding the loan portfolio, Company policy is to maintain a strategic asset mix wherein the loan portfolio represents approximately sixty-five percent (65%) of total assets. More specifically, the desired targeted mix within the loan portfolio is equally distributed among the commercial, consumer, and real estate loan categories. Real estate loans represent the largest component of the Company's loan portfolio. The majority of the real estate loans are of the one-to-four family residential nature. Consumer loans represent the second largest category of the loan portfolio. Automobile loans approximate 50% of the total consumer portfolio. Commercial loans represent the smallest component of the Company's loan portfolio. All classes of loans are subject to minimum acceptable underwriting standards regarding downpayment, term, equity, loan-to-value measures and collateral coverage, adequate cash flow and debt coverage, and credit history, among other things. The primary focus for all categories of lending is the sixteen county market area in southern West Virginia, eastern Kentucky, and western Virginia that the Company has identified as its core market. As a point of fact, the overwhelming majority of the loans outstanding on both March 31, 1998, and 1997, respectively, for each loan portfolio category are to customers within this core market.

By definition, two major credit concentrations exist for the Company: (1) those delineated by loan category as a proportion of the Company's capital base, and
(2)that of a single industry concentration. Loan categories that exceed 25% of the Company's capital base are: (1) those secured by one-to-four family residences, (2) those secured by automobiles, (3) those secured by commercial real estate and equipment, and (4) those classified as unsecured loans. The other type of concentration relates to the general overall reliance on the coal industry prevalent in the Company's core market area. Given the market area's dependence on this industry, avoidance of this type of concentration by the Company is neither likely nor practical.

Although the Company maintains a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations is dependent on the coal industry. Accordingly, a downturn in the coal industry could impact both the value of collateral held as security and the ability to repay contracts in accordance with original terms. The Company attempts to mitigate this sensitivity somewhat by spreading the portfolio throughout eastern Kentucky, southern West Virginia, and western Virginia. While the bulk of both the lending and deposit taking functions of the Company are currently in its present sixteen county market area, some geographic diversification may be realized by engaging in business in contiguous counties.

Non-interest bearing deposits decreased approximately $6.1 million in the three months since December 31, 1997 and increased $258 thousand in the twelve month period since March 31, 1997. Interest bearing deposits increased approximately $12.9 million and $12.3 million in the same respective periods of time. All depository subsidiaries of the Company have interest rate structures that offer returns that have been consistently competitive with other deposit products available in the market over these same time periods. This deposit pricing posture has helped the Company to insulate earnings from rising interest rate pressures. Short term borrowings decreased $8.3 million and increased $689 thousand over these same intervals of time. Factors contributing to these changes are the volatile nature of these types of funds (primarily tax deposits), an increasing placement of public funds in accounts of this nature, and the fact that, in the interest rate environment prevalent over the periods addressed, these types of accounts possess most of the negative features of money market accounts. Long term borrowings increased approximately $4.9 million and $5.9 million in the three month and twelve month periods ended March 31, 1998. Other liabilities decreased approximately $3.0 million and $4.1 million, respectively, over the same respective time periods.

Internal capital retention has allowed for equity growth of approximately $849 thousand in the first three months of 1998. Total equity capital experienced a $1.56 million decrease in the twelve month period ended March 31, 1998. Combined repurchases of approximately $5.2 million of the Company's common and preferred stock accounted for the annual decline. Equity capital as a percentage of total assets was 10.31%, 10.20%, and 10.76% at March 31, 1998, December 31, 1997, and March 31, 1997, respectively. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 14.54% at March 31, 1998, and 14.93% at March 31, 1997. The percentage at December 31, 1997, was 14.41%.

Management is not aware of any trends, events, or uncertainties, either favorable or unfavorable, that are reasonably likely to have a material effect on the Company's liquidity, capital resources, or results of operations. There are no current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company. The Company has no outstanding loans that have been classified for regulatory purposes as loss, doubtful, substandard, or special mention that result from trends or uncertainties which management reasonably expects to materially impact future operating results, liquidity, or capital resources. The growth of the Company's national bank subsidiary via internal consolidations and normal core business growth will make this subsidiary subject to the provisions and requirements of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) regarding internal control monitoring guidelines for banks with assets in excess of $500 million in 1998.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income available for common share holders for the first quarter of 1998 was approximately $1.408 million, representing basic and diluted earnings per share applicable to common stock of $.35, versus $1.227 million, or $.31 per share for the same period in 1997. Basic and diluted earnings per share for the year ended December 31, 1997 was $1.31. Return on Average Assets was 1.08% and 1.02% for the three month periods ended March 31, 1998, and March 31, 1997, respectively. Return on Average Assets for the year ended December 31, 1996, was 1.06%. Return on Average Equity was 10.27% and 9.24% for the respective three month time periods and 9.94% for the year ended December 31, 1997.

RESULTS OF OPERATIONS

Net interest income was $7.315 million for the three month period ended March 31, 1998 versus $7.062 million for the three month period ended March 31, 1997. The increase of approximately $253 thousand was a function of increasing volume in the Company's core business base and the Company managing the net interest margin of its core business base. Actual Net Interest Margin (net interest income divided by average earning assets) for the three months ended March 31, 1998 was 5.15% versus 5.23% for the same period in 1997, an erosion of approximately 1.5%. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the three months ended March 31, 1998 was approximately $377 thousand higher than for the same period in 1997. Net charge-off activity increased by approximately $189 thousand in the first quarter of 1998 over the first quarter of 1997. Net charge-offs approximated loan loss provision for the first quarter of 1998. Non-performing loans (loans past due greater than ninety days plus nonaccrual loans) approximated $4.680 million at March 31, 1998, versus $5.497 million at March 31, 1997. These levels represent approximately 1.14% and 1.46% of the gross loans outstanding for each respective period. The Company's ratio of allowance for loan losses to non-performing loans of 117.07% as of March 31, 1998. A similar calculation for the first quarter of 1997 produced a ratio of 105.52%. The ratio of allowance for loan losses to gross loans was 1.34% and 1.54% for the three month periods ended March 31, 1998, and March 31, 1997, respectively. The Company maintains an extremely aggressive postition in dealing with the workout or liquidation of higher risk accounts. Management has determined that (1) there exists sufficient coverage in the loan loss reserve to absorb the effect of anticipated charge-offs without requiring any additional reserves and (2) on an ongoing basis, provisions to loan loss reserve will continue to be made to reflect any ongoing additional exposure to the loan portfolio. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known anticipated losses, and does not anticipate any further significant losses.

Non-interest income increased $36 thousand during the first three months of 1998 when compared to the same period in 1997. Service fees and other fees generally increased in the current quarter due to a change in the service fee schedule from the earlier quarter and normal business growth. Commission income declined approximately $36 thousand for the same three month period. Reduced commissions received for sales of credit insurance products was the major reason for the decrease. Other income declined approximately $117 thousand due mainly to the recognition of some large and nonrecurring gains in the first quarter of 1997.

Non-interest expenses decreased $187 thousand for the first three months of 1998 over the same period in 1997. Most decreases for overhead-related expenses were a function of internal consolidation and positioning moves initiated by the Company in the second half of 1997.

For the three month periods ended March 31, 1998 and March 31, 1997, respectively, net income taxes decreased $61 thousand. The effective income tax rate for the first three months of 1998 was 32.11% versus 35.97% for the first three months of 1997. These levels reflect changes in composition of the Company's earnings, favorable tax effects attributable to Matewan Bank FSB, and reorganization of some of the Company's subsidiaries to take advantage of some available tax saving opportunities . Net income after income taxes increased $160 thousand for the three months ended March 31, 1998, over the same period for 1997. Earnings available to common shareholders increased $176 thousand ($.04 per share) for the three months ended March 31, 1998 over the same period in 1997.

Analysis of the allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)



                                          Three months ended
Year-to-date amounts listed through     March 1,     March 31,
                                        --------     ---------
                                          1998         1997
                                          ----         ----
Balance at begining of period            $5,478       $5,986


Loans charged-off                          (903)        (745)


Recoveries                                  146          177

Provision for loan losses                   758          381
                                         ------       ------


Balance at the end of period             $5,479       $5,799
                                         ======       ======

Non-performing loans                     $4,680       $5,496

Ratio of net charge-offs to
average loans (annualized)                  .75%         .60%

Ratio of nonperforming loans to
gross loans                                1.14%        1.46%

Ratio of nonperforming assets to
total assets                                .86%        1.03%

Ratio of allowance for loan losses
to non-performing loans                  117.07%      105.52%

Ratio of allowance for loan losses
to gross loans                             1.34%        1.54%

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

                                          MATEWAN BANCSHARES, INC.
                                             (Registrant)



May 10, 1998                          By: /s/Dan R. Moore
                                         ----------------------------
                                             Dan R. Moore
                                     Chairman of the Board of Directors
                                              and President





May 10, 1998                         By: /s/Lee M. Ellis
                                        ----------------------------
                                           Lee M. Ellis
                             Vice President & Chief Financial Officer