Form 10-Q
period 1998-06-30
MATEWAN BANCSHARES INC
filed 1998-08-11
CIK 742246

                                  FORM - 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 1998
                         -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                         ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1 Par Value - 3,989,792 shares June 30, 1998
-----------------------------------------------------------

                            Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - June 30, 1998,
       December 31, 1997, and June 30, 1997
     Consolidated statements of income - Six months and three months ended June 30, 1998 and June 30, 1997
     Consolidated statement of changes in shareholders' equity for the six months ended June 30, 1998 and 1997
     Consolidated statements of cash flows for the six months ended
       June 30, 1998 and 1997
     Notes to consolidated financial statements

Item 2. Manangement's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES

                                       June 30      December 31          June 30
ASSETS                                    1998             1997             1997
                                       -------      -----------          -------

Cash and due from banks               $ 25,888          $ 22,805        $ 28,280
Interest bearing deposits               13,385            14,299           6,226
Federal funds sold                      16,670             4,420          18,836
                                      --------          --------        --------

 Cash and cash equivalents              55,943            41,524          53,342

Investment securities:
 Available-for-sale at
   fair value                           41,817            24,881          21,062
 Held-to-maturity at cost              112,542           135,544         136,475
   (Approximate fair value
    $112,991 at June 30,1998;
    $135,778 at December 31, 1997;
    and $136,053 at June 30, 1997)

Loans - net                            434,981           397,633         381,780

Premises and equipment                  20,620            20,545          20,531

Accrued interest receivable
 and other assets                       21,495            24,731          25,743
                                      --------          --------        --------

TOTAL ASSETS                          $687,398          $644,858        $638,933
                                      ========          ========        ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)




LIABILITIES AND                              June 30    December 31    June 30
SHAREHOLDERS' EQUITY                            1998           1997       1997
                                             -------    -----------    -------

Deposits:
  Non-interest bearing                      $ 83,439       $ 77,698   $ 68,297
  Interest bearing                           491,152        457,576    461,283
                                            --------       --------   --------
  TOTAL DEPOSITS                             574,591        535,274    529,580
Short-term borrowings:
  Repurchase agreements                       16,001         14,431     13,319
  FHLB advances                                5,000          7,500      5,000
  Other                                        5,303          6,646      7,977
                                            --------       --------   --------
  TOTAL SHORT TERM
  BORROWINGS                                  26,304         28,577     26,296
Long-term Borrowings
  FHLB advances                                5,980          1,170          0
  Notes payable                                6,672          6,991      7,293
                                            --------       --------   --------
  TOTAL LONG TERM
  BORROWINGS                                  12,652          8,161      7,293
Accrued interest payable
  and other liabilities                        6,503          7,083      9,710
                                            --------       --------   --------
TOTAL LIABILITIES                            620,050        579,095    572,879

SHAREHOLDERS' EQUITY
Preferred stock                                  805            805        805
 $1 par value; 1,000,000 shares
 authorized;  805,000 issued as
 of June 30, 1998, December 31,
 1997, and June 30, 1997 ($25 per
 share liquidation preference),
 including 178,142, 176,042, and
 102,842 shares in treasury stock
Common Stock - $1 par value                    4,052          3,684      3,684
 10,000,000 shares authorized;
 4,052,514 shares outstanding at
 June 30, 1998, including 62,722
 shares in treasury stock; and
 3,684,104 shares outstanding at
 December 31, 1997 and June 30,
 1997, including 49,884 and 24,953
 shares in treasury stock
Surplus                                       38,799         29,773     29,773
Retained earnings                             29,551         37,084     35,101
Treasury stock                                (5,809)        (5,530)    (3,247)
Net unrealized gain(loss) on
  available-for-sale
  securities, net of deferred
  income taxes                                   (50)           (53)       (62)
                                            --------       --------   --------
TOTAL SHAREHOLDERS' EQUITY                    67,348         65,763     66,054
                                            --------       --------   --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                      $687,398       $644,858   $638,933
                                            ========       ========   ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)


                                             Six months ended          Three months ended
                                                 June 30,                    June 30,
                                            -------------------       ---------------------
                                                1998       1997           1998         1997
                                            --------   --------       --------      -------
INTEREST INCOME
 Interest and fees on loans                 $ 21,663   $ 19,967       $ 11,093      $10,183
 Interest and dividends
 on investment securities:
   Taxable                                     4,701      4,525          2,355        2,277
   Tax-exempt                                    223        279            111          141
 Other interest income                           330        725            170          328
                                            --------   --------       --------      -------
TOTAL INTEREST INCOME                         26,917     25,496         13,729       12,929

INTEREST EXPENSE
 Deposits                                     11,245     10,381          5,722        5,279
 Short-term borrowings                           729        662            379          259
                                            --------   --------       --------      -------
TOTAL INTEREST EXPENSE                        11,974     11,043          6,101        5,538
                                            --------   --------       --------      -------

NET INTEREST INCOME                           14,943     14,453          7,628        7,391
PROVISION FOR LOAN LOSSES                      1,516      1,075            758          694
                                            --------   --------       --------      -------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                     13,427     13,378          6,870        6,697

OTHER INCOME
 Service fees                                  1,942      1,894            989        1,026
 Other                                           285        357             74          128
 Commissions                                     279        335            143          168
                                            --------   --------       --------      -------
TOTAL OTHER INCOME                             2,506      2,586          1,206        1,322

OTHER EXPENSES
 Salaries and employee
    benefits                                   4,423      4,669          2,258        2,341
 Net occupancy                                   695        703            367          346
 Equipment                                       766        709            390          349
 Data Processing                                 644        681            310          335
 Telephone                                       433        320            202          145
 Marketing                                       359        360            185          139
 Dealer fees                                     422        315            258          183
 Core deposit amortization                       326        378            164          188
 Other                                         2,899      2,986          1,477        1,552
                                            --------   --------       --------      -------
TOTAL OTHER EXPENSE                           10,967     11,121          5,611        5,578
                                            --------   --------       --------      -------
INCOME BEFORE INCOME TAXES                     4,966      4,843          2,465        2,441
APPLICABLE INCOME TAXES                        1,603      1,750            800          886
                                            --------   --------       --------      -------
NET INCOME                                  $  3,363   $  3,093       $  1,665      $ 1,555
                                            ========   ========       ========      =======

Preferred Stock Dividends                   $    585   $    706       $    290      $   394

Earnings Applicable to
   Common Stock                             $  2,778   $  2,387       $  1,375      $ 1,161
                                            ========   ========       ========      =======
Per Share Earnings Applicable,
 Basic and Diluted                              $.70       $.59           $.35         $.29
                                            ========   ========       ========      =======

Average common shares
 outstanding (thousands)                       3,994      4,018          3,992        4,011
                                            ========   ========       ========      =======

Dividends per common share                      $.23       $.22           $.12         $.11
                                                ====       ====           ====         ====

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES



                                                                                             Other
                             Preferred  Common   Capital    Retained       Treasury  Comprehensive
                                 Stock   Stock   Surplus    Earnings          Stock         Income     Total
                             ---------  ------   -------    --------      ---------   ------------     -----
Balance January 1, 1997           $805  $3,684   $29,773     $33,590          ($206)          ($68)    $67,578
                                                                                                       -------
Comprehensive Income:
Net income                           0       0         0       3,093              0              0       3,093
Other Comprehesive Income
net of tax:
  Unrealized losses on
  available-for-sale
  securities                         0       0         0           0              0              6           6
                                                                                                       -------
Comprehensive income                                                                                     3,099

Dividends on Common Stock            0       0         0        (876)             0              0        (876)
    ($.22 per share)

Treasury Stock Purchases             0       0         0           0         (3,041)             0      (3,041)

Dividends on Preferred
 Shares ($.938 per share)            0       0         0        (706)             0              0        (706)
                                  ----  ------   -------     -------        -------           ----     -------
Balance June 30, 1997             $805  $3,684   $29,773     $35,101        ($3,247)          ($62)    $66,054
                                  ====  ======   =======     =======        =======           ====     =======




                                                                                             Other
                             Preferred  Common   Capital    Retained       Treasury  Comprehensive
                                 Stock   Stock   Surplus    Earnings          Stock         Income     Total
                             ---------  ------   -------    --------      ---------   ------------     -----

Balance January 1, 1998           $805  $3,684   $29,773     $37,084        ($5,530)          ($53)    $65,763

Adjustment for effect of a
10% Common Stock Dividend            0     368     9,026      (9,394)             0              0           0
                                  ----  ------   -------     -------        -------           ----     -------
                                   805   4,052    38,799      27,690         (5,530)           (53)     65,763

Comprehensive Income:
Net income                           0       0         0       3,363              0              0       3,363
Other Comprehesive Income
net of tax:
  Unrealized losses on
  available-for-sale securities      0       0         0           0              0              3           3
                                                                                                       -------
Comprehensive income                                                                                     3,366

Treasury Stock Purchases             0       0         0           0           (279)             0        (279)

Dividends on Common Stock            0       0         0        (911)             0              0        (911)
    ($.23 per share)

Cash paid on fractional shares        0       0        0          (6)             0              0          (6)

Dividends on Preferred Shares         0       0        0        (585)             0              0        (585)
  ($.938 per share)
                                  ----  ------   -------     -------        -------           ----     -------
Balance June 30, 1998             $805  $4,052   $38,799     $29,551        ($5,809)          ($50)    $67,348
                                  ====  ======   =======     =======        =======           ====     =======


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)
                                                      For the six months ended
                                                     ---------------------------
                                                     June 30,           June 30,
                                                       1998               1997
                                                       ----               ----
OPERATING ACTIVITIES

NET INCOME                                           $  3,363           $  3,093

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                             666                642
 AMORTIZATION                                             585                600
 PROVISION FOR LOAN LOSSES                              1,516              1,075
 PROVISION FOR DEFERRED TAXES                               0                430
 GAIN ON SALE OF ASSETS                                   (28)                 0
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                           2,671             (3,497)
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                          (580)             3,854
                                                     --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES               8,193              6,197

INVESTING ACTIVITIES

 PROCEEDS FROM SALES OF
  AVAILABLE-FOR-SALE SECURITIES                             0                  0
 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                         6,982              6,308
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                          40,755             13,504
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                          (23,910)            (1,948)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                          (17,777)           (27,440)
 NET CHANGE IN LOANS                                  (38,864)           (12,054)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                        (1,080)              (321)
 PROCEEDS FROM SALE OF
  PREMISES AND EQUIPMENT                                  375                 19
                                                     --------           --------
NET CASH USED IN INVESTING
ACTIVITIES                                            (33,519)           (21,932)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                                39,317              6,272
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                           (2,273)             3,077
 NET CHANGE IN LONG-TERM BORROWINGS                     4,491               (286)
 ACQUISITION OF TREASURY STOCK                           (279)            (3,041)
 CASH PAID ON FRACTIONAL SHARES                            (6)                 0
 CASH DIVIDENDS PAID                                   (1,505)            (1,628)
                                                     --------           --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                   39,745              4,394
                                                     --------           --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                14,419            (11,341)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR              41,524             64,683
                                                     --------           --------
CASH AND EQUIVALENTS AT END OF PERIOD                $ 55,943           $ 53,342
                                                     ========           ========

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
JUNE 30, 1998
(Dollars in thousands)

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

3. In January 1997, the Board of Directors of the Company approved the use of up to $3.00 million to repurchase outstanding preferred shares. On April 30, 1997, the Company filed a Schedule 13E-4 with the Securities and Exchange Commission for the purpose of issuing a tender offer to preferred shareholders to repurchase a minimum 114,500 of outstanding preferred shares at a price to be determined via the offering, but in no event to be less than $24 or greater than $26.50 per share. On May 30, 1997, the Company filed an amended Schedule 13E-4 to extend the original tender offer an additional 10 days. On June 13, 1997, the Company closed the tender offer and repurchased 39,042 shares of the preferred stock for approximately $1.035 million. Subsequently, in separate privately negotiated transactions, the Company purchased an additional 139,100 shares for approximately $3.821 million

4. On March 10, 1998, the Board of Directors authorized a 10% common stock dividend payable to shareholders of record on April 1, 1998. Average shares outstanding and per share amounts included in the consolidated financial statements and notes have been adjusted for this dividend.

5. At June 30, 1998, the recorded investment in impaired loans under Statement No. 114 was $11.75 million (of which $3.01 million were on a nonaccrual basis). Included in this amount is $1.75 million of impaired loans for which the related allowance for credit losses is $805 thousand and $10.00 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the twelve month period ended June 30, 1998 approximated $11.42 million.

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

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at June 30, 1998, have increased approximately $42.5 million since December 31, 1997, and $48.5 million since June 30, 1997. The Company experienced annualized growth in each time period of 13.3% and 7.6% percent, respectively. Deposits have increased approximately $39.3 million and $45.0 million and short term borrowings decreased approximately $2.2 million and increased approximately $8 thousand over the semiannual and annual intervals. Long term borrowings have increased approximately $4.5 million and $5.4 million over the same respective intervals. Retained earnings decreased approximately $7.5 million from December 31, 1997, to June 30, 1998, and approximately $5.6 million in the twelve month period ended June 30, 1998. The accounting impact of the 10% common stock dividend declared in the first quarter of 1998 was the reason for experiencing both decreases.

The asset structure of the Company's balance sheet at June 30, 1998, compared to December 31, 1997, and June 30, 1997, has changed, as far as overall composition. Cash and cash equivalents has increased approximately $14.4 million since December 31, 1997 and approximately $262 million since June 30, 1997. Investments decreased $6.1 million since December 31, 1997 and $3.2 million since June 30, 1997. The proportion of the investment portfolio classified as available-for-sale on June 30, 1998 increased to twenty-seven percent (27%) compared to fifteen percent (15%) on December 31, 1997 and thirteen percent (13%) on June 30, 1997. Much of the increase was a function of management's decision to classify as available-for-sale securities purchased in the first six months of 1998 with the proceeds from held-to-maturity securities called in the same time period. Loans have increased approximately $37.3 million since December 31, 1997 and approximately $53.2 million since June 31, 1997. Growth in earning assets for both of the same respective periods has been funded predominantly by deposit growth. Both loan and core deposit growth that has taken place in both periods of time has been a function of growth in the Company's core market areas. Company deposit totals included approximately $20 million at June 30, 1998 and $10 million at December 31, 1997 in funds of a major commercial customer which would be characterized as short-term and nonrecurring in nature. Most of these deposits could be anticipated to leave the Company within thirty days of the respective financial statement dates.

Regarding the loan portfolio, Company policy is to maintain a strategic asset mix wherein the loan portfolio represents approximately sixty-five percent (65%) of total assets. More specifically, the desired targeted mix within the loan portfolio is equally distributed among the commercial, consumer, and real estate loan categories. Real estate loans represent the largest component of the Company's loan portfolio. The majority of the real estate loans are of the one-to-four family residential nature. Consumer loans represent the second largest category of the loan portfolio. Automobile loans approximate 50% of the total consumer portfolio. Commercial loans represent the smallest component of the Company's loan portfolio. All classes of loans are subject to minimum acceptable underwriting standards regarding downpayment, term, equity, loan-to-value measures and collateral coverage, adequate cash flow and debt coverage, and credit history, among other things. The primary focus for all categories of lending is the sixteen county market area in southern West Virginia, eastern Kentucky, and western Virginia that the Company has identified as its core market. As a point of fact, the overwhelming majority of the loans outstanding on both June 30, 1998, and 1997, respectively, for each loan portfolio category are to customers within this core market.

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

Non-interest bearing deposits increased approximately $5.7 million in the six months since December 31, 1997 and increased $15.1 million in the twelve month period since June 30, 1997. Interest bearing deposits increased approximately $33.6 million and $29.9 million in the same respective periods of time. These increases include the amounts referenced earlier belonging to the large commercial customer that could be expected to leave the Company before the end of the next quarter. All depository subsidiaries of the Company have interest rate structures that offer returns that have been consistently competitive with other deposit products available in the market over these same time periods. This deposit pricing posture has helped the Company to insulate earnings from rising interest rate pressures. Short term borrowings decreased $2.2 million and increased $8 thousand over these same intervals of time. Factors contributing to these changes are the volatile nature of these types of funds (primarily tax deposits), an increasing placement of public funds in accounts of this nature, and the fact that, in the interest rate environment prevalent over the periods addressed, these types of accounts possess most of the negative features of money market accounts. Long term borrowings increased approximately $4.5 million and $5.4 million in the six month and twelve month periods ended June 30, 1998. Other liabilities decreased approximately $580 thousand and $3.2 million, respectively, over the same respective time periods.

Internal capital retention has allowed for equity growth of approximately $1.6 million in the first half of 1998. Total equity capital experienced a $1.3 million increase in the twelve month period ended June 30, 1998. Combined repurchases of approximately $2.5 million of the Company's common and preferred stock restrained annual growth somewhat. Equity capital as a percentage of total assets was 9.80%, 10.20%, and 10.34% at June 30, 1998, December 31, 1997, and
June 30, 1997, respectively. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 13.97% at June 30, 1998, and 14.21% at June 30, 1997. The percentage at December 31, 1997, was 14.41%.

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

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income available for common share holders for the first six months of 1998 was approximately $2.778 million, representing basic and diluted earnings per share applicable to common stock of $.70, versus $2.387 million, or $.59 per share for the same period in 1997. For the quarters ending June 30, 1998 and 1997, the same earnings measures were $1.375 million and $1.161 million, respectively or $.35 per share and $.29 per share, basic and diluted. Basic and diluted earnings per share for the year ended December 31, 1997 was $1.31. Return on Average Assets was 1.06% and 1.01% for the six month periods ended June 30, 1998, and June 30, 1997, respectively. Similar return measures for the quarterly periods ended on those dates were 1.04% and 1.00%, respectively. Return on Average Assets for the year ended December 31, 1996, was 1.06%. Return on Average Equity was 10.45% and 9.25% for the respective six month time periods ended June 30, 1998 and June 30, 1997 and 9.94% for the year ended December 31, 1997.

RESULTS OF OPERATIONS

Net interest income was $14.943 million for the six month period ended June 30, 1998 versus $14.453 million for the six month period ended June 30, 1997. Comparable levels for three month period ending the same dates were $7.628 million and $7.391 million. The increases of approximately $490 thousand for the six month period and $237 for the quarter were a function of both increasing volume in the Company's core business base and the Company managing the net interest margin of its core business base. Actual Net Interest Margin (net interest income divided by average earning assets) for the six months ended June 30, 1998 was 5.22% versus 5.27% for the same period in 1997, an erosion of less than 1%. Net interest margin for the second quarter of 1998 was 5.29% compared to 5.31% for the second quarter of 1997. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the six months ended June 30, 1998 was approximately $441 thousand higher than for the same period in 1997. Net charge-off activity increased by approximately $291 thousand in the first half of 1998 over the first half of 1997. Net charge-offs approximated loan loss provision for the first half of 1998 by approximately 103%. Non-performing loans (loans past due greater than ninety days plus nonaccrual loans) approximated $5.456 million at June 30, 1998, versus $6.028 million at June 30, 1997. These levels represent approximately 1.22% and 1.56% of the gross loans outstanding for each respective period. The Company's ratio of allowance for loan losses to non-performing loans of 99.43% as of June 30, 1998. A similar calculation for the first half of 1997 produced a ratio of 99.52%. The ratio of allowance for loan losses to gross loans was 1.23% and 1.49% for the six month periods ended June 30, 1998, and June 30, 1997, respectively. The Company maintains an extremely aggressive postition in dealing with the workout or liquidation of higher risk accounts. Management has determined that (1) there exists sufficient coverage in the loan loss reserve to absorb the effect of anticipated charge-offs without requiring any additional reserves and (2) on an ongoing basis, provisions to loan loss reserve will continue to be made to reflect any ongoing additional exposure to the loan portfolio. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known anticipated losses, and does not anticipate any further significant losses.

Non-interest income decreased $80 thousand during the first six months of 1998 when compared to the same period in 1997. Service fees and other fees generally increased in the current half due to a change in the service fee schedule from the earlier period and normal business growth. Commission income declined approximately $56 thousand for the same six month period. Reduced commissions received for sales of credit insurance products was the major reason for the decrease. Other income declined approximately $72 thousand due mainly to the recognition of some large and nonrecurring gains in the first quarter of 1997.

Non-interest expenses decreased $154 thousand for the first six months of 1998 over the same period in 1997. Most decreases for overhead-related expenses were a function of internal consolidation and positioning moves initiated by the Company in the second half of 1997.

For the six month periods ended June 30, 1998 and June 30, 1997, respectively, net income taxes decreased $147 thousand. The effective income tax rate for the first three months of 1998 was 32.28% versus 36.13% for the first half of 1997. These levels reflect changes in composition of the Company's earnings, favorable tax effects attributable to Matewan Bank FSB, and reorganization of some of the Company's subsidiaries to take advantage of some available tax saving opportunities. Net income after income taxes increased $270 thousand for the six months ended June 30, 1998, over the same period for 1997. Earnings available to common shareholders increased $391 thousand ($.11 per share) for the six months ended June 30, 1998 over the same period in 1997.

Analysis of the Allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)

                                         Six months ended
Year-to-date amounts listed through    June 30,   June 30,
                                         1998       1997
                                       --------   --------

Balance at begining of period           $ 5,478    $ 5,986

Loans charged-off                        (1,895)    (1,690)

Recoveries                                  326        412

Provision for loan losses                 1,516      1,075
                                        -------    -------

Balance at the end of period            $ 5,425    $ 5,783
                                        =======    =======

Non-performing loans                     $5,456     $6,028

Ratio of net charge-offs to
average loans (annualized)                  .77%       .69%

Ratio of nonperforming loans to
gross loans                                1.22%      1.56%

Ratio of nonperforming assets to
total assets                                .90%      1.08%

Ratio of allowance for loan losses
to non-performing loans                   99.43%     99.52%

Ratio of allowance for loan losses
to gross loans                             1.23%      1.49%

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

                                          MATEWAN BANCSHARES, INC.
                                                 (Registrant)



July 31, 1998                          By:   /s/    Dan R. Moore
                                           ----------------------------
                                                   Dan R. Moore
                                        Chairman of the Board of Directors
                                                   and President





July 31, 1998                         By:    /s/  Lee M. Ellis
                                          ----------------------------
                                                 Lee M. Ellis
                                   Vice President & Chief Financial Officer