Form 10-Q
period 1998-09-30
MATEWAN BANCSHARES INC
filed 1998-11-10
CIK 742246

                                  FORM - 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 1998
                          ------------------

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

Common Stock, $1 Par Value - 3,981,692 shares September 30, 1998
----------------------------------------------------------------

                           Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - September 30, 1998,
        December 31, 1997, and September 30, 1997
     Consolidated statements of income - Nine months and three months ended September 30, 1998 and September 30, 1997
     Consolidated statement of changes in shareholders' equity for the nine months ended September 30, 1998 and 1997
     Consolidated statements of cash flows for the nine months ended
        September 30, 1998 and 1997
     Notes to consolidated financial statements

Item 2. Manangement's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)


                                  September 30  December 31 September 30
                                  ------------  ----------- ------------
ASSETS                                    1998         1997         1997
                                          ----         ----         ----

Cash and due from banks               $ 22,565     $ 22,805     $ 17,806
Interest bearing deposits                2,146       14,299        5,968
Federal funds sold                       3,910        4,420       19,835
                                      --------     --------     --------

 Cash and cash equivalents              28,621       41,524       43,609

Investment securities:
 Available-for-sale at
   fair value                           48,514       24,881       18,010
 Held-to-maturity at cost              117,233      135,544      138,496
   (Approximate fair value
    $118,789 at September 30,1998;
    $135,778 at December 31, 1997;
    and $138,661 at September 30,
    1997)
Loans - net                            439,591      397,633      388,275

Premises and equipment                  20,575       20,545       20,564

Accrued interest receivable
 and other assets                       22,373       24,731       25,020
                                      --------     --------     --------

TOTAL ASSETS                          $676,907     $644,858     $633,974
                                      ========     ========     ========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)



                                  September 30  December 31 September 30
                                  ------------  ----------- ------------
LIABILITIES AND                           1998         1997         1997
SHAREHOLDERS' EQUITY                      ----         ----         ----


Deposits:
  Non-interest bearing                $ 69,887     $ 77,698     $ 70,587
  Interest bearing                     500,813      457,576      467,465
                                      --------     --------     --------
  TOTAL DEPOSITS                       570,700      535,274      538,052
Short-term borrowings:
  Repurchase agreements                 15,783       14,431        8,258
  FHLB advances                              0        7,500        5,000
  Other                                  3,179        6,646        3,781
                                      --------     --------     --------
  TOTAL SHORT TERM
  BORROWINGS                            18,962       28,577       17,039
Long-term Borrowings
  FHLB advances                          5,737        1,170            0
  Notes payable                          6,512        6,991        7,139
                                      --------     --------     --------
  TOTAL LONG TERM
  BORROWINGS                            12,249        8,161        7,139
Accrued interest payable
  and other liabilities                  6,958        7,083        7,001
                                      --------     --------     --------
TOTAL LIABILITIES                      608,869      579,095      569,231

SHAREHOLDERS' EQUITY
Preferred stock                            805          805          805
 $1 par value; 1,000,000 shares
 authorized;  805,000 issued as
 of September 30, 1998, December
 31, 1997, and September 30, 1997
 ($25 per share liquidation
 preference), including 186,542,
 176,042, and  176,042 shares in
 treasury stock
Common Stock - $1 par value              4,052        3,684        3,684
 10,000,000 shares authorized;
 4,052,514 shares outstanding at
 September 30, 1998, including
 70,822 shares in treasury stock;
 and 3,684,104 shares outstanding
 at December 31, 1997 and
 September 30, 1997, including
 49,884 and 47,354 shares in
 treasury stock
Surplus                                 38,799       29,773       29,773
Retained earnings                       30,550       37,084       32,712
Treasury stock                          (6,294)      (5,530)      (5,456)
Net unrealized gain(loss) on
  available-for-sale
  securities, net of deferred
  income taxes                             126          (53)         (43)
                                      --------     --------     --------
TOTAL SHAREHOLDERS' EQUITY              68,038       65,763       64,743
                                      --------     --------     --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $676,907     $644,858     $633,974
                                      ========     ========     ========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                            Nine months ended    Three months ended
                                            -----------------    ------------------
                                              September 30,        September 30,
                                              -------------        -------------
                                             1998       1997       1998      1997
                                           --------   --------   --------   -------
INTEREST INCOME
 Interest and fees on loans                $ 33,106   $ 30,447   $ 11,443   $10,480
  Interest and dividends
  on investment securities:
    Taxable                                   7,148      6,715      2,447     2,190
   Tax-exempt                                   328        409        105       130
 Other interest income                          531        947        201       222
                                           --------   --------   --------   -------
TOTAL INTEREST INCOME                        41,113     38,518     14,196    13,022

INTEREST EXPENSE
 Deposits                                    17,322     15,819      6,077     5,438
 Short-term borrowings                          729        829        370       167
                                           --------   --------   --------   -------
TOTAL INTEREST EXPENSE                       18,421     16,648      6,447     5,605
                                           --------   --------   --------   -------

NET INTEREST INCOME                          22,692     21,870      7,749     7,417
PROVISION FOR LOAN LOSSES                     2,321      2,051        805       976
                                           --------   --------   --------   -------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                    20,371     19,819      6,944     6,441

OTHER INCOME
 Service fees                                 2,941      3,033        999     1,139
 Other                                          348        374         63        17
 Commissions                                    494        466        215       131
                                           --------   --------   --------   -------
TOTAL OTHER INCOME                            3,783      3,873      1,277     1,287

OTHER EXPENSES
 Salaries and employee
     benefits                                 6,362      6,585      2,128     1,916
 Net occupancy                                1,041      1,000        346       297
 Equipment                                    1,149      1,090        383       381
 Data Processing                              1,011      1,036        367       355
 Telephone                                      631        539        198       219
 Marketing                                      531        505        172       145
 Loan fees                                      658        511        236       197
 Core deposit amortization                      492        568        166       190
 Other                                        4,666      4,492      1,578     1,505
                                           --------   --------   --------   -------
TOTAL OTHER EXPENSE                          16,541     16,326      5,574     5,205
                                           --------   --------   --------   -------
INCOME BEFORE INCOME TAXES                    7,613      7,366      2,647     2,523
APPLICABLE INCOME TAXES                       2,485      2,605        882       855
                                           --------   --------   --------   -------
NET INCOME                                 $  5,128   $  4,761   $  1,765   $ 1,668
                                           ========   ========   ========   =======

Preferred Stock Dividends                  $    875   $  1,058   $    290   $   352

Earnings Applicable to
   Common Stock                            $  4,253   $  3,703   $  1,475   $ 1,316
                                           ========   ========   ========   =======
Per Share Earnings Applicable,
 Basic and Diluted                            $1.07       $.92       $.37      $.35
                                           ========   ========   ========   =======

Average common shares
 outstanding (thousands)                      3,991      4,018      3,986     4,011
                                           ========   ========   ========   =======

Dividends per common share                     $.35       $.33       $.12      $.12
                                               ====       ====       ====      ====

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES

                                                                                             Other
                                          Preferred  Common  Capital  Retained  Treasury  Comprehensive
                                            Stock    Stock   Surplus  Earnings     Stock     Income          Total
                                          ---------  ------  -------  --------  --------  -------------      -----

Balance January 1, 1997                      $  805  $3,684  $29,773   $33,590    ($206)      ($68)        $67,578

Comprehensive Income:
Net income                                        0       0        0     4,761        0          0           4,761
Other Comprehesive Income
net of tax:
  Unrealized losses on
  available-for-sale securities                   0       0        0         0        0         25              25
  Comprehensive income                                                                                     -------
                                                                                                             4,786

Dividends on Common Stock                         0       0        0    (1,313)       0          0          (1,313)
    ($.33 per share)

Treasury Stock Purchases                          0       0        0         0   (5,250)         0          (5,250)

Dividends on Preferred Shares                     0       0        0    (1,058)       0          0          (1,058)
    ($1.406 per share)                       ------  ------  -------   -------  -------       ----         -------

Balance September 30, 1997                   $  805  $3,684  $29,773   $35,980  ($5,250)      ($43)        $64,743
                                             ======  ======  =======   =======  =======       ====         =======

                                                                                              Other
                                          Preferred  Common  Capital  Retained  Treasury  Comprehensive
                                            Stock    Stock   Surplus  Earnings     Stock     Income        Total
                                          ---------  ------  -------  --------  --------  -------------    -----

Balance January 1, 1998                      $  805  $3,684  $29,773   $37,084  ($5,530)      ($53)        $65,763

Cash paid on fractional shares                    0       0        0        (6)       0          0              (6)

Adjustment for effect of a
10% Common Stock Dividend                         0     368    9,026    (9,394)       0          0               0
                                             ------  ------  -------   -------  -------       ----         -------
                                                805   4,052   38,799    27,690   (5,530)       (53)         65,763
Comprehensive Income:
Net income                                        0       0        0     5,128        0          0           5,128
Other Comprehesive Income
net of tax:
  Unrealized losses on
  available-for-sale securities                   0       0        0         0        0        179             179
                                                                                                           -------
  Comprehensive income                                                                                       5,307


Treasury Stock Purchases                          0       0        0         0     (764)         0            (764)

Dividends on Common Stock                         0       0        0    (1,387)       0          0          (1,387)
    ($.35 per share)

Dividends on Preferred Shares                     0       0        0      (875)       0          0            (875)
    ($1.406 per share)
                                             ------  ------  -------   -------  -------       ----         -------


Balance September 30, 1998                   $  805  $4,052  $38,799   $30,550  ($6,294)      $126         $68,038
                                             ======  ======  =======   =======  =======       ====         =======




See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                               For the nine months ended
                                             September 30,   September 30,
                                                  1998            1997
                                             --------------  --------------
OPERATING ACTIVITIES

NET INCOME                                        $  5,128        $  4,761

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                          980             892
 AMORTIZATION                                          965             972
 PROVISION FOR LOAN LOSSES                           2,321           2,051
 PROVISION FOR DEFERRED TAXES                            0             430
 GAIN ON SALE OF ASSETS                                (28)              0
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                        1,744          (3,016)
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                       (125)            957
                                                  --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES           10,985           7,047

INVESTING ACTIVITIES

 PROCEEDS FROM SALES OF
  AVAILABLE-FOR-SALE SECURITIES                          0               0
 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                     10,900           9,643
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                       57,809          18,910
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                       (34,571)         (2,249)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                       (39,591)        (34,857)
 NET CHANGE IN LOANS                               (44,279)        (19,525)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                     (1,385)           (576)
 PROCEEDS FROM SALE OF
  PREMISES AND EQUIPMENT                               375              29
                                                  --------        --------
NET CASH USED IN INVESTING
ACTIVITIES                                         (50,742)        (28,625)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                             35,426          14,744
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                        (9,615)         (6,218)
 NET CHANGE IN LONG-TERM BORROWINGS                  4,088            (440)
 ACQUISITION OF TREASURY STOCK                        (764)         (5,250)
 CASH PAID ON FRACTIONAL SHARES                         (6)              0
 CASH DIVIDENDS PAID                                (2,275)         (2,332)
                                                  --------        --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                26,854             504
                                                  --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS            (12,903)        (21,074)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR           41,524          64,683
                                                  --------        --------
CASH AND EQUIVALENTS AT END OF PERIOD             $ 28,621        $ 43,609
                                                  ========        ========

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
SEPTEMBER 30, 1998
(Dollars in thousands)

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

3. In January 1997, the Board of Directors of the Company approved the use of up to $3.00 million to repurchase outstanding preferred shares.
On April 30, 1997, the Company filed a Schedule 13E-4 with the Securities and Exchange Commission for the purpose of issuing a tender offer to preferred shareholders to repurchase a minimum 114,500 of outstanding preferred shares at a price to be determined via the offering, but in no event to be less than $24 or greater than $26.50 per share. On May 30, 1997, the Company filed an amended
Schedule 13E-4 to extend the original tender offer an additional 10 days. On June 13, 1997, the Company closed the tender offer and repurchased 39,042 shares of the preferred stock for approximately $1.035 million. Subsequently, in separate privately negotiated transactions, the Company purchased an additional 142,000 shares for approximately $3.970 million.

4. On March 10, 1998, the Board of Directors authorized a 10% common stock dividend payable to shareholders of record on April 1, 1998. Average shares outstanding and per share amounts included in the consolidated financial statements and notes have been adjusted for this dividend.

5. At September 30, 1998, the recorded investment in impaired loans under Statement No. 114 was $15.89 million (of which $2.10 million were on a nonaccrual basis). Included in this amount is $1.67 million of impaired loans for which the related allowance for credit losses is $730 thousand and $14.22 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the nine month period ended September 30, 1998 approximated $12.37 million.

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

9. In February 1998, the Financial Accounting Standards Board issued Statement 132, "Employers' Disclosures about Pension and Other Postretirement Benefits - an amendment of FASB Statement No. 87, 88, and 106." This statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful as they were when Statements 87, 88, and 106 were issued. This Statement is effective for fiscal years beginning after December 15, 1997. These disclosure requirements will not have a material impact on the Company's financial position or results of operations.

  10. The Company has completed the initial testing phase of its Year 2000 systems testing. Core applications relating to loans, deposits, and general ledger have been tested and determined to be compliant. Additional tests on the Company's other application systems should be completed by March 31, 1999. Through September 30, 1998, the Company had incurred approximately $60 thousand in period expenses relative to Year 2000 testing.

11. Certain amounts in the 1997 financial statements have been reclassified to conform to 1998 presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at September 30, 1998, have increased approximately $32.0 million since December 31, 1997, and $42.9 million since September 30, 1997. Annualized rates of growth for each respective time period were 6.6% and 6.7% percent. Over the same respective time periods, deposits have increased approximately $35.4 million and $32.6 million, short term borrowings decreased approximately $9.62 million and increased approximately $1.9 million, and long term borrowings increased approximately $4.1 million and $5.1 million. Retained earnings as of September 30, 1998 decreased approximately $6.5 million from December 31, 1997, and approximately $2.2 million in the twelve months from September 30, 1997. The accounting impact of the 10% common stock dividend declared in the first quarter of 1998 was the major reason for both decreases.

The proportional asset structure of the Company's balance sheet at September 30, 1998, compared to December 31, 1997, and September 30, 1997, has changed. Cash and cash equivalents has decreased approximately $12.9 million and approximately $15.0 million in the respective periods. Investments increased $5.3 million and $9.2 million in the same respective periods. Securities classified as available-for-sale increased to twenty-nine percent (29%) of the investment portfolio on September 30, 1998 from sixteen percent (16%) and twelve percent (12%) for the same periods. Much of the increase was a function of management's decision to classify as available-for-sale securities purchased in the nine months of 1998 with the proceeds from held-to-maturity securities called or maturing in the same time period. Loans have increased approximately $41.9 million and approximately $51.3 million in the same time periods. Growth in earning assets has been funded predominantly by cash and deposit growth for both periods. Most loan and core deposit growth that has taken place has been a function of growth in the Company's core market areas.

Regarding the loan portfolio, Company policy is to maintain a strategic asset mix wherein the loan portfolio represents approximately sixty-five percent (65%) of total assets and seventy-five percent (75%) of total deposits. More specifically, the desired targeted mix within the loan portfolio is equally distributed among the commercial, consumer, and real estate loan categories. Real estate loans represent the largest component of the Company's loan portfolio. The majority of the real estate loans are of the one-to-four family residential nature. Consumer loans represent the second largest category of the loan portfolio. Automobile loans approximate 55% of the total consumer portfolio. Commercial loans represent the smallest component of the Company's loan portfolio. All classes of loans are subject to minimum acceptable underwriting standards regarding downpayment, term, equity, loan-to-value measures and collateral coverage, adequate cash flow and debt coverage, and credit history, among other things. The primary focus for all categories of lending is the sixteen county market area in southern West Virginia, eastern Kentucky, and western Virginia that the Company has identified as its core market. As a point of fact, the overwhelming majority of the loans outstanding on both September 30, 1998, and 1997, respectively, for each loan portfolio category are to customers within this core market.

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

The liability structure of the Company has changed slightly as well in since both December 31, 1997 and September 30, 1997. Non-interest bearing deposits decreased approximately $7.8 million and $700 thousand for each respective period. Interest bearing deposits increased approximately $43.2 million and $33.3 million in the same respective periods of time. Both depository subsidiaries of the Company have interest rate structures that offer returns that have been consistently competitive with other deposit products available in the market over these same time periods. This deposit pricing posture has helped the Company to insulate earnings from rising interest rate pressures. Short term borrowings decreased $9.6 million and increased $1.9 million over these same periods of time. Factors contributing to these changes are the volatile nature of these types of funds (primarily tax deposits), an increasing placement of public funds in accounts of this nature, and the fact that, in the interest rate environment prevalent over the periods addressed, these types of accounts possess most of the negative features of money market accounts. Long term borrowings increased approximately $4.1 million and $5.1 million in the same periods of time. Other liabilities decreased approximately $125 thousand and $43 thousand over the same respective time periods.

Equity levels and composition have changed slightly since December 31, 1997 and September 30, 1997. Internal capital retention has allowed for equity growth of approximately $2.2 million and $3.3 million for each respective time period. Combined repurchases of approximately $838 thousand of the Company's common and preferred stock over the last twelve months have restrained annual growth somewhat. Equity capital as a percentage of total assets was 10.05%, 10.20%, and 10.21% at September 30, 1998, December 31, 1997, and September 30, 1997, respectively. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 14.13%, 14.41% and 13.93% for the same respective dates.

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

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income available for common shareholders for the nine month period ended September 30, 1998 was approximately $4.253 million, versus $3.703 million for the same period ended September 30, 1997. Both basic and diluted earnings per share applicable to common stock for each respective period were $1.07 and $.92 per share. For the quarters ending September 30, 1998 and 1997, the same earnings measures were $1.475 million and $1.316 million, respectively or $.37 per share and $.35 per share, basic and diluted. Basic and diluted earnings per share for the year ended December 31, 1997 was $1.31.

Return on Average Assets for the nine month periods ended September 30, 1998, and September 30, 1997, was 1.05% and 1.03% respectively. Similar return measures for the quarterly periods ended on those dates were 1.03% and 1.09%, respectively. Return on Average Assets for the year ended December 31, 1997, was 1.06%. Return on Average Equity was 10.33% and 9.73% for the respective nine month time periods ended September 30, 1998 and September 30, 1997 Return on Average Equity for the year ended December 31, 1997 was 9.94%.

RESULTS OF OPERATIONS

Net interest income for the nine month period ended September 30, 1998 was $22.692 million versus $21.870 million for the same period ended September 30, 1997. Comparable levels for three month periods ending the same dates were $7.749 million and $7.417 million. The increases of approximately $822 thousand for the nine month period and $332 thousand for the quarter were a function of increasing volume in the Company's core business base and the Company managing the net interest margin of its core business base. Actual Net Interest Margin (net interest income divided by average earning assets) for the nine months ended September 30, 1998 was 5.15% versus 5.25% for the same period in 1997, an erosion of less than 2%. Net interest margin for the third quarter of 1998 was 4.87% compared to 5.21% for the third quarter of 1997. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the nine months ended September 30, 1998 was approximately $270 thousand higher than for the same period in 1997. Net charge-off activity increased by approximately $19 thousand over the same period of time. Net charge-offs approximated loan loss provision for the nine months ended September 30, 1998. Non-performing loans (loans past due greater than ninety days plus nonaccrual loans) approximated $6.079 million at September 30, 1998, versus $4.302 million at September 30, 1997. These levels represent approximately 1.35% and 1.09% of the gross loans outstanding for each respective period. The Company's ratio of allowance for loan losses to non-performing loans of 89.24% as of September 30, 1998. A similar calculation for the same time in 1997 produced a ratio of 132.06%. The ratio of allowance for loan losses to gross loans was 1.22% and 1.44% for the same periods. The Company maintains an extremely aggressive postition in dealing with the workout or liquidation of higher risk accounts. Management has determined that (1) there exists sufficient coverage in the loan loss reserve to absorb the effect of anticipated charge-offs without requiring any additional reserves and (2) on an ongoing basis, provisions to loan loss reserve will continue to be made to reflect any ongoing additional exposure to the loan portfolio. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known anticipated losses, and does not anticipate any further significant losses.

Non-interest income decreased $90 thousand during the first nine months of 1998 when compared to the same period in 1997. Service fees and other fees generally decreased $92 in the current period due to the absence of a major business contributor in this period. Commission income increased approximately $38 thousand for the same nine month period in 1998. Other income declined approximately $26 thousand due mainly to the recognition of some large and nonrecurring gains in the first quarter of 1997.

Non-interest expenses increased $215 thousand during the first nine months of 1998 when compared to the same period in 1997, an increase of 1.3%. Most of the increases experienced were a function of increasing business volume. For the nine month periods ended September 30, 1998 and September 30, 1997, respectively, net income taxes decreased $120 thousand. The effective income tax rate for the first nine months of 1998 was 32.6% versus 35.4% for the same period in 1997. These levels reflect changes in composition of the Company's earnings, favorable tax effects attributable to Matewan Bank FSB, and reorganization of some of the Company's subsidiaries to take advantage of some available tax saving opportunities. Net income after income taxes increased $367 thousand for the same period. Earnings available to common shareholders increased $550 thousand ($.15 per share) for the same period of time.

Analysis of the Allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)

                                                           Nine months ended
Year-to-date amounts listed through                    September 30,      September 30,
                                                      --------------     ---------------
                                                            1998              1997
                                                      --------------     ---------------

Balance at begining of period                               $ 5,478          $ 5,986

Loans charged-off                                            (2,947)          (3,088)

Recoveries                                                      573              733

Provision for loan losses                                     2,321            2,051
                                                            -------          -------

Balance at the end of period                                 $5,425           $5,682
                                                             ======           ======

Non-performing loans                                         $6,079          $ 4,302

Ratio of net charge-offs to
average loans (annualized)                                      .97%             .82%

Ratio of nonperforming loans to
gross loans                                                    1.35%            1.09%

Ratio of nonperforming assets to
total assets                                                   1.01%             .85%

Ratio of allowance for loan losses
to non-performing loans                                       89.24%          132.06%

Ratio of allowance for loan losses
to gross loans                                                 1.22%            1.44%

The level of loans classified as troubled, restructured debt was approximately $4.132 million as of September 30, 1998 and immaterial as of September 30, 1997.

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

                                          MATEWAN BANCSHARES, INC.
                                             (Registrant)



October 31, 1998                      By:   /s/ Dan R. Moore
                                         ----------------------------
                                                Dan R. Moore
                                     Chairman of the Board of Directors
                                                and President





October 31, 1998                      By: /s/Lee M. Ellis
                                         ----------------------------
                                           Lee M. Ellis
                             Vice President & Chief Financial Officer