Form 10-K
period 1998-12-31
MATEWAN BANCSHARES INC
filed 1999-04-15
CIK 742246

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM - 10-K

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -----------------

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

                    Common Stock, par value $1.00 per share
       Cumulative Convertible Preferred Stock, par value $1.00 per share
                               (Title of class)

 Indicate by check mark whether the registrant(1)has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file reports), Yes X  No   , and (2) has been subject to such
                              ---   ---
filing requirements for the past 90 days. Yes X  No
                                             ---   ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. X
                            ---

 The aggregate market value of the voting stock is based on $26.50 per share held by nonaffiliates of the registrant as of January 31, 1999 was $65,829,525.

 The number of shares of the registrant's common stock, par value $1.00 per share, issued and outstanding December 31, 1998 was 3,978,392.

                                    Part I
Item I

  General

Matewan BancShares, Inc. (the Company or Registrant) is a registered bank holding company organized in 1984 for the purpose of acquiring the Matewan National Bank (the Bank)as a wholly-owned subsidiary. On December 21, 1987, the Company merged with Guyan Bancshares, Inc. and the Bank was merged with two Guyan Bancshares subsidiaries, Gilbert Bank and Trust and American National Bank, with the Company and the Bank being the surviving entities in the respective transactions.

The Company organized Matewan Venture Fund, Inc. (the Fund), on December 16, 1988, as a wholly-owned subsidiary of the Company for the purpose of making venture capital loans and investments within West Virginia.

The Company established Matewan Bank FSB (the FSB), a wholly-owned federal savings bank on November 9, 1993. FSB, headquartered in Pikeville, Kentucky and authorized to engage in all permissable thrift related activities, commenced business January 3, 1994.

The Company considers its general market area to be southern West Virginia, eastern Kentucky, and western Virginia. More specifically, the Company has identified as its core market the fifteen county market area comprised of Mingo, Logan, Boone, Lincoln, and Wayne counties in West Virginia, Pike, Floyd, Johnson, Martin, and Letcher counties in Kentucky, and Buchanan, Tazewell, Wise, Russell, and Washington counties in Virginia. As of December 31, 1998, the Company had consolidated assets of approximately $684 million, deposits of approximately $579 million, and shareholders' equity of approximately $66 million.

As of December 31, 1998, the Company had six officers who regularly provide services to the Bank, Fund, FSB, or Kentucky. These officers are compensated by the Bank or FSB. Subsidiaries of the Company had 274 full-time equivalent employees as of the same date. Company subsidiaries operated 22 full service offices and one loan production office.

  Matewan National Bank

The Bank, organized as a national bank in 1913, maintains its executive office and Money Center in Williamson, West Virginia. The Bank conducts operations at its branch offices in Matewan, Delbarton, Kermit, Williamson, Gilbert, Logan, and Danville, West Virginia. The Bank operates drive-in facilities at each of its locations. The Money Center, in addition to serving as a centralized location for all of the lending departments of the Bank, also serves as a loan production office, a loan support office, and the headquarters for the financial services division of the Bank. The Bank opened two new de novo branch offices in VanSant and Lebanon, Virginia in 1997 and an additional office in Tazewell, Virginia in 1998.

The Bank also maintains offices in Pikeville, Shelby Valley, Ferrell's Creek, Phelps, and Sidney, Kentucky, and operates drive-in facilities at each of its locations. On November 15, 1997, the Bank closed the Sidney, Kentucky office.

On December 26, 1997, the Bank acquired all of the assets and liabilities of the Abingdon and Richlands, Virginia offices of FSB via a purchase and assumption transaction. The net impact of the FSB acquisitions, the de novo branches opened in Virginia, and the closed offices was that the Bank closed out 1998 as an institution with $581 million in total assets, $493 million in total deposits, $58.5 million in shareholders' equity, and sixteen full service banking offices, and 238 employees. Effective in January of 1999, the Bank acquired an additional five offices with assets of approximately $39 million and liabilities of approximately $46 million from FSB.

  The Bank provides a full range of commercial banking services. It offers automobile, mobile home, personal household, credit cards, commercial and small business, construction and permanent real estate, student, and various government-guaranteed loans, as well as commercial equipment leasing. The Bank offers a variety of deposit instruments to its customers, such as free checking, regular checking and NOW accounts, regular and special passbook savings accounts, money market and index deposit accounts, certificates of deposit, and IRAs. In addition, certain non-deposit investment alternatives, mainly commercial repurchase agreements, are available. Other Bank services include check cashing, check collection, letters of credit, travelers checks, wire transfers, purchase and redemption of U.S. Government savings bonds, purchase and redemption of U.S. Government and agency obligations for Bank customers, certified and cashier checks, notary public services, safe deposit boxes, and credit life and disability insurance. The Bank, through Matewan Insurance and

Investments, Inc., a wholly owned subsidiary, also offers a wide range on nontraditional and uninsured financial products and services, such as mutual fund investments, sale and purchase of debt and equity securities, annuities, life insurance products, and property and casualty insurance products.

In April of 1997, the Company and Bank entered into an exclusive agreement with Acordia of West Virginia to offer a full line of insurance products through all Bank outlets in West Virginia, Kentucky, and Virginia. Consequently, the Bank's line of product offerings has been expanded to include homeowner's insurance, automobile insurance, flood insurance, title insurance, most other types of property and casualty insurance, as well as most lines of life, health, and commercial insurance.

  Matewan Venture Fund

The Fund was formed on December 16, 1988 as a qualified West Virginia Capital Company. Operations of the Fund are housed in the Bank's Matewan office. The Fund was formed primarily for the purpose of making "venture capital loans and investments" in small and developing companies situated in West Virginia. The Fund initially was capitalized through the purchase of all of the Fund's authorized capital stock by the Company for $1 million. Additional shares were authorized, issued, and purchased by the Company for an additional $1 million in December of 1989. Under West Virginia law, the Company's investment in the Fund has generated substantial tax credits against West Virginia tax liabilities. These credits were made available upon the formation of the Fund. The principal activity of the Fund is making venture capital loans to and investments in qualified companies. The Fund had total assets and capital of $835 thousand at December 31, 1998.

  Matewan Bank FSB

FSB was organized and established as a federally chartered "de novo" savings bank on November 9, 1993. FSB established corporate headquarters in Pikeville, Kentucky and commenced business operations at its Pikeville office on January 3, 1994. In November of 1994, FSB commenced operations at a second office located in Paintsville, Kentucky. In the second quarter of 1995, FSB established two additional branch offices inside of supermarkets in Pikeville, Kentucky and Goody, Kentucky. In 1996 FSB opened an additional four offices: a full-service branch in Prestonsburg, Kentucky; a financial services and business development branch in Richlands, Virginia; and two additional supermarket branch offices in Abingdon, Virginia and Whitesburg, Kentucky. On December 26, 1997, FSB transferred all interests in its offices in Richlands and Abingdon to the Bank. In July of 1998, the Bank and FSB filed the appropriate documents with regulatory authorities to transfer the headquarters of FSB from Pikeville to Paintsville and to transfer all interests in all FSB offices except Paintsville from FSB to the Bank. This transaction, consummated in January of 1999, resulted in the transfer of five FSB offices with assets of $39 million and liabilities of $46 million to the Bank.

FSB is authorized to conduct business that includes providing services covering the full range of thrift related activities. In addition, FSB's charter requires it to maintain its status as a "Qualified Thrift Lender" by maintaining an asset mix in which sixty-five percent 65% of the computed asset base of FSB is invested in Qualifying Thrift Assets. Qualifying thrift assets include home mortgages, any loan made on liens securing residential real estate, mobile homes, and personal household expenditures. It also includes any investments in stock, deposits, or obligations of most federal and local housing agencies, or any mortgage pool securities. Fixed assets and repossessed real estate similarly qualify.

FSB's product offerings also include a variety of deposit instruments to its customers, such as free checking, regular checking and NOW accounts, regular passbook savings accounts, money market and index deposit accounts, certificates of deposit, and IRAs. Other FSB services include check cashing, check collection, letters of credit, travelers checks, wire transfers, purchase and redemption of U.S. Government savings bonds, purchase of U.S. Government and agency obligations for FSB customers, certified and cashier checks, notary public services, safe deposit boxes, and credit life and disability insurance.

FSB was initially capitalized in the amount of $4 million by the Company. The Company made an additional $800 thousand capital infusion in March of 1997. Operating losses for FSB had been anticipated in the early periods of its operation as it becomes established in its markets. The FSB's contribution to the overall earnings of the Company was approximately 19% for 1998, approximately 9% for 1997, and approximately 6% for 1996. FSB had total assets of $101 million, deposits of $93 million, $7 million in shareholders' equity, six offices, and 36 employees at December 31, 1998.

  Mergers and Acquisitions

On February 24, 1999, the Company entered into an Agreement and Plan of Reorganization (the Agreement) with BB&T Corporation (BB&T), a North Carolina corporation under which the Company will merge into BB&T and BB&T will become the surviving company. At the effective time of the merger, each share of the Company's common stock and preferred stock issued and outstanding will be converted into the right to receive shares of BB&T stock. The merger is subject to the approval of the Company's shareholders and applicable regulatory authorities. Pending the appropriate approvals, the transaction is expected to be consummated in the third quarter of 1999. The Company has granted BB&T the option, exercisable under certain circumstances, to purchase up to 19.9% of the Company's shares of common stock outstanding.

On April 9, 1999, the Company and BB&T agreed to extend the due diligence period in the Agreement between the two companies to provide BB&T with the opportunity to conduct further due diligence and to provide the parties with the opportunity to renegotiate the proposed transaction if possible or if necessary. As originally executed on February 24, 1999, the Agreement allowed BB&T to terminate the transaction on the basis of its due diligence review at any time through April 9, 1999. As amended, the Agreement provides that the due diligence period will run through April 28, 1999.

  Delivery Systems

The Company uses sophisticated technology to enhance its delivery systems. The Company also maintains an integrated PC-based server network system that provides immediate interaction among all operating functions of its subsidiaries, thereby enhancing internal communication and customer service. The Company offers retail customers 24 hour banking via touch-tone phone by means of an interactive voice response system. Company affiliates maintain an Automated Teller Machine (ATM) network of approximately 28 machines in the core market area. The Company also offers retail customers the ability to access account information, transfer funds, and pay certain bills via personal computer. The Company currently utilizes personal computer technology to enable commercial customers to access cash management services via interlinks with the Company's mainframe computer. In addition, utilization of such technology enables the Company to employ sophisticated credit rating and pricing models at its subsidiaries for the purpose of pricing loan products to reflect credit risk more accurately.

  Summary and Mission Statement

Through its mission statement, the Company targets a goal of being the leading provider of financial services in the markets in which it operates. Through its subsidiaries, the Company is engaged in providing a full range of consumer and commercial financial services throughout southern West Virginia, eastern Kentucky, and western Virginia.

In the course of its business, the Company competes for loans, deposits, and other financial product offerings with numerous other banks and financial institutions throughout its market area, as well as numerous nontraditional and often nonregulated banking competitors such as brokerage firms, mutual funds, finance companies, and other types of financial service providers.

  Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered as such with, and subject to supervision by, the Federal Reserve Board (the "FRB"). The FRB may make examinations of the Company or any of its subsidiaries and has the authority to regulate certain bank holding company debt.

The Bank is a national bank. The primary regulator of national banks is the Office of the Comptroller of the Currency (the "OCC"). FSB is a federal savings bank. The principal regulator of federal savings banks is the Office of Thrift Supervision (the "OTS"). As federally insured institutions and Federal Reserve members, all are subject to regulation by the Federal Deposit Insurance Corporation (the "FDIC") and the FRB.

The FUND is a qualified West Virginia Capital Company. Its principal regulator is the West Virginia Economic Development Authority (the "WVEDA"). It is also subject to regulation by the FRB.

The Company depends on dividends from its subsidiaries that are subject to the regulations of these respective regulators. Based on the prescribed regulatory limitations of the OCC, the Bank has no dividend capacity at present. Based on limitations imposed by the OTS, FSB has approximately $1.160 million of dividend capacity as of December 31, 1998.

  Legislation

In December of 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to other federal banking statutes. Among other things, FDICIA requires federal banking regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA established five capital tiers: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. In addition, FDICIA placed certain requirements on management of banks with more than $500 million in assets to comply with certain internal control monitoring guidelines. The Bank's growth and the 1997 merger of Kentucky made it subject to these reporting requirements beginning in 1998. The federal banking regulatory agencies have adopted regulations to implement the prompt corrective action provisions of FDICIA.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-
Neal), permits bank holding companies to acquire banks located in states other than the bank holding company's home state. Riegle-Neal also allows national banks and state banks with different home states to merge across state lines, unless the home state of the participating bank enacted legislation prior to May 31, 1997, that expressly prohibits interstate mergers. Additionally, the act allows branch banking across state lines, unless the state where the new branch will be located enacted legislation restricting or prohibiting de novo interstate branching on or before May 31, 1997. West Virginia, Kentucky, and Virginia did not enact any legislation restricting interstate branch banking.

  Year 2000 Readiness Disclosure

The Company recognizes the potential risks associated with the Year 2000 (Y2K) issue. The crux of the problem lies in the ability of computer systems and other technological applications and codes to recognize the four full digits in the year 2000 instead of just the last two digits. On January 1, 2000, applications that use dates for computations, comparisons, and sorting will fail or produce incorrect results if these last two digits (00) are recognized as 1900 instead of 2000. This risk not only lies in computer systems and applications, but, among other things, telephones and communication systems, security systems, heating and cooling systems, facsimile machines, elevators, and copiers. Any everyday function or apparatus that employs microchip or computer technology is vulnerable to Y2K risk.

The ability of a financial institution to promptly and accurately capture, record, process, and communicate financial transactions and related data is pivotal to maintenance of its ongoing operations and its customers' trust. Inability to comply with Y2K could impair a financial institution's ability to maintain either. In view of this potential risk, the Company has undertaken a comprehensive Year 2000 project to address issues that may affect it and its customers. The Company began its Year 2000 project in the last half of 1997 under the guidance of senior management with oversight by the Board of Directors.

The Company's Y2K project consists of five phases: Awareness, Assessment, Remediation, Validation, and Implementation. The Awareness phase began with the commencement of the Year 2000 project in late 1997 and the organization at that time of a Year 2000 task force comprised of senior management representing the major functional areas of the Company. Immediately, members of the task force began a process of updating the Board of Directors, management, and employees about issues relating to Y2K and the implications to the Company and its customers. As well, the task force met regularly to discuss Y2K issues and developments, participated in seminars and conference calls to stay attuned to Y2K developments, initiated contacts with third party vendors and service providers, and began the initial phase of assessing and taking inventory of the Company's own critical systems and hardware. By the end of 1997, the Company had completed its Awareness phase. However, the Company maintains an ongoing effort to keep its employees and customers current and informed on Y2K issues.

As part of the ongoing Y2K readiness effort, the Company spent a good deal of time in the Assessment phase identifying its critical Information Technology
(IT) systems and determining what systems software, hardware, equipment, and critical components were noncompliant with respect to Y2K, determining replacement alternatives, and assessing the amount of expenditure involved. Included in this phase was an assessment of both the internal Y2K readiness and the ability of third party providers to remediate their own Y2K issues. During the Assessment phase, the Company determined the following general areas as most susceptible to Y2K issues: (i) major third party provider IT systems and peripheral hardware, (ii) internal IT systems and hardware, (iii) disruption to customer business, and (iv) Non IT systems and infrastructure, including data and voice communications, basic utilities, transportation, and physical plant. The Assessment phase was largely completed by the second quarter of 1998.

The Remediation phase consisted primarily of Company third party providers implementing changes needed to their systems to become compliant with Y2K issues, testing such changes either in concert with the Company or independently, and communicating the status of such tests to the Company. It also involved the Company making the requisite changes to its own internal IT systems and satisfying itself on the susceptibility to and readiness for Y2K of significant customers. Completion of this stage was critical to the Company beginning the testing and validation of its core operating systems which began in the third quarter of 1998. The Company estimates the remediation phase to be approximately 75% complete as of December 31, 1999.

The Validation phase of the Y2K project began in July of 1998 when the Company and its major third party providers conducted testing on the core IT systems applications and related hardware. Applications related to loans, deposits, and general ledger have been tested and validated as compliant. Testing on secondary applications should be completed by April of 1999 and validated by June of 1999. The Validation phase is expected to continue into the third quarter of 1999 with testing of more specific IT and non IT functions. The Company estimates the validation phase to be approximately 50% complete as of December 31, 1998. Once validated, the Company and its third party providers will begin the Implementation phase. In the Implementation phase, remediated systems and applications will be fine-tuned and final programs put into service before January 1, 2000. The Implementation phase is anticipated to begin sometime in the third quarter of 1999.

Most of the Company's major IT systems are contracted through major nationally prominent vendors and service providers. These providers represent some of the leading and most recognizable firms in the world in their respective lines of business. Most of the critical third party providers have indicated to the Company the capacity and resources to remediate, test, and implement Year 2000 issues. The Company has monitored the Y2K progress of these third party providers, both in conjunction with and independent of its own testing, and has determined that an acceptable level of progress has been achieved to date.

An integral part of the Company's operations concerns nontechnology or noninformation systems exposure, primarily facilities and equipment. Year 2000 nonreadiness could adversely affect availability of such basic utilities as telephone, gas, electrical service, transportation, heating, and cooling. The Company has completed an inventory of its facilities and has tested or plans to develop tests applicable to its equipment for Year 2000 compliance. Outside companies, primarily utilities, providing these services have indicated to the Company their own Year 2000 readiness and, to date, the Company is unaware of any noninformation system provider whose Year 2000 unreadiness would materially impact the Company's operations.

Interruption and disruption of customer services and business is another potential risk inherent in Y2K readiness. Among other things, the ability of major commercial customers and classes of credit customers to repay loans according to scheduled terms could be impaired, thereby increasing Company delinquency levels, nonperforming asset levels, and ultimately loan loss reserve levels. Inability of customers to consummate such simple transactions as cashing checks or accessing an ATM could undermine the credibility of the Company as a viable financial service provider in its market areas. Part of the Company's Y2K action plan incorporates steps aimed at raising customer awareness of potential Year 2000 problems such as mass mailings, holding public information seminars, and providing Year 2000 information sheets in branch lobbies and drivethroughs. Moving beyond the simple education of its customer base, this plan has undertaken to identify Year 2000 vulnerability of its major credit and deposit customers. Customers above an established dollar threshhold have been contacted and provided questionnaires to complete to determine Y2K readiness.

The potential exists for general economic disruptions on global, national, and regional scales related to Year 2000 issues. The impact of such could materially adversely affect the Company. Systems failures, both internal and external, could subject the Company to future litigation. The likelihood of such events and their impact on the Company can not be reasonably estimated at this time.

The Company is in the process of developing contingency plans in the event that it or one of its major third party providers fails to complete all phases of the Y2K project. The Company anticipates having contingency plans for both mission critical applications and secondary systems and applications by the fourth quarter of 1999.

For 1998, the Company incurred approximately $82 thousand in period expenses relative to Y2K testing. An additional expense of $400 thousand is estimated for the additional testing, validation, and implementation for 1999. Additional purchases of equipment which is Y2K compliant and retirement of noncomplying equipment is not expected to have a material impact beyond normal course of business purchase and replacements. Actual capital expenditures related to such projects are estimated to be approximately $900 thousand. The expense of such purchases will be depreciated over the useful life of the equipment employing the Company's present depreciation schedules. Retirement of noncompliant equipment will generate 1999 expense, although the amount is not anticipated to be material. The likelihood exists that the Company's third party providers will attempt to recover some of their own Y2K costs in the form of future price increases when the current contracts are renewed. Management's assessment is that the overall direct cost to the Company of compliance with Year 2000 issues will not be material.

  Competition

The Company's defined geographic market area stretches across three states, where it finds itself operating in distinctly different competitive environments along state lines.

West Virginia: With final enactment of Riegle-Neal, interstate banking became fully implemented in West Virginia. The competitive environment changed accordingly. In the five West Virginia counties of the Company's general market area, thirteen institutions that would be classified as banks or thrifts and three credit unions operate thirty-eight offices. These offices range from affiliates of nationally prominent bank holding companies to locally owned unit banks. In terms of market share, the Company currently would be ranked first in terms of deposits.

Kentucky: In the five county Kentucky market area, twelve institutions representing banks or thrifts and two credit unions operate sixty-four offices. The Kentucky market differs somewhat from that of West Virginia in that, prior to 1998, no major out of state companies had any significant presence. Kentucky's restrictions on intercounty banking have tended over the past decade to discourage out of state banking companies from expanding anywhere in the state except for the major urban markets. The largest competitor in the Company's market area is affiliated with a Kentucky based holding company. In August of 1998, Star Bancorp of Cincinnati acquired Trans Financial Bank, N.A., the second largest competitor in the Company's market area. Smaller competitors tend to be locally owned unit banks. Most merger or acquisition activity has been combinations between in-market entities. Currently, the Company maintains the third highest market share of institutions operating within its Kentucky markets.

Virginia: Partly because the state of Virginia has had proactive interstate branching regulations in place for some time, the Virginia market of the Company is the most competitive and crowded. The Company opened its first office in Virginia as a de novo branch in July of 1996 and followed with four subsequent new branches. The Company has not operated in Virginia long enough to have acquired any significant market share. Like the Company's West Virginia market, the range of competitors runs the spectrum of large, nationally prominent banking companies to small, locally owned community banks. Unlike the Company's Kentucky markets where the trend in mergers and acquisitions has tended to be local combinations, merger and acquisition activity in Virginia markets has tended to involve the larger banking companies.

Under Riegle-Neal, banking companies, particularly those operating along state borders or with multi-state operations, could expect to find the local environment much more competitive. This more intense competitive environment could be in the form of an increased number of traditional banking competitors operating under the same restrictions and restraints as the Company. Increased competition could also be realized from less heavily regulated financial competitors - brokerage firms, mutual funds, consumer finance companies, insurance companies, credit card companies, and other financial service companies - that have been competitors for certain financial products for years. An additional form of increased competition banking companies should expect to encounter in the immediate future will come from these same nonbank competitors seeking to expand relationships with their customers by offering a menu of new financial products - many of which previously had pretty much been the exclusive domain of banks. Several nationally prominent insurance and investment companies chartered unitary thrift holding companies in 1997. This trend should be one that should be expected to continue in the foreseeable future. These companies will possess the capacity to match any financial product line offered by any local banking company to any desired customers via a distribution system involving far less infrastructure - and capital investment.

One additional factor that could potentially impact both short-term and long-term merger and acquisition activity in Company markets is the Financial Accounting Standards Board's (FASB) ultimate pronouncement on the continued use of pooling of interests accounting as a permissable method in accounting for mergers and acquisitions. Under current pooling of interests accounting treatment, combinations qualifying for such do not record any goodwill at the consummation of the transaction. Nor do they incur any subsequent long running amortization expense. Should pooling of interests be eliminated as a legitimate method of accounting for mergers and acquisitions, the marketability of local competitors - particularly community banks - could be expected to be drastically reduced. In the short-term, there might be an immediate rash of merger activity to take advantage of pooling accounting treatment before the current rules change. In the long-term, only the highest performing community banks would be attractive acquisition candidates. Less efficient companies could find their marketability substantially reduced.

Item 2

                     Properties

The Company and the Bank maintain executive offices in Williamson, West Virginia in the Bank's main building. The Company's subsidiaries operate twenty-three offices throughout the Company's market area. Ten of these offices are owned and thirteen are leased.

Item 3

                     Legal Proceedings

Neither the Company nor any of its subsidiaries is party to any litigation other than litigation which is routine in the business of the Company or its subsidiaries, and which, if decided adversely to the Company or its subsidiaries, would materially adversely affect the condition, prospects, or assets of the Company or its subsidiaries.

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

                                    Part II
Item 5

MARKET FOR COMPANY'S STOCK

The Company's common stock (symbol: "MATE")is listed for trading on the National Association of Securities Dealers Automated Quotation System - National Market System. Prior to its listing on June 1, 1994, there existed no trading market for the Company's common stock.

In March of 1996, the Company completed an offering for a new class of 7.5% Cumulative Convertible Preferred Stock, Series A. With this closing and the subsequent exercise of the underwriter's overallotment option, the Company issued 805 thousand shares of preferred stock generating a capital infusion of approximately $18.396 million, representing the net proceeds. The Company's class of preferred stock is currently traded on the National Association of Securities Dealers Automated Quotation System - Small Cap Market under the symbol MATEP.

The following table sets forth the high and low sales prices of common stock for each quarterly period during 1998 and 1997 as reported by the National Association of Securities Dealers, Inc.

                              1998                            1997
                    HIGH    LOW       DIVIDEND     HIGH     LOW      DIVIDEND
   Fourth Quarter   $28.93  $22.00       $.120     $24.09   $20.00      $.110
   Third Quarter     24.25   21.25        .120      23.18    17.73       .110
   Second Quarter    29.00   23.00        .120      18.18    16.14       .110
   First Quarter     28.50   24.13        .110      17.50    15.00       .110

The following table sets forth the high and low sales prices of preferred stock for each quarterly period during 1998 and 1997 as reported by the National Association of Securities, Dealers, Inc.

                              1998                            1997
                    HIGH    LOW       DIVIDEND     HIGH     LOW      DIVIDEND
   Fourth Quarter   $34.75  $27.25       $.470     $27.75   $26.00      $.470
   Third Quarter     30.38   28.00        .470      28.00    26.25       .470
   Second Quarter    32.13   28.13        .470      27.25    24.25       .470
   First Quarter     31.00   26.00        .470      25.25    24.25       .470

As of January 31, 1999, there were 656 holders of record of the Company's stock and 67 holders of record of the Company's preferred stock.

The Company currently intends to pay regular quarterly cash dividends on its common stock, subject to needs for funds. However, the Company's dividend policy is subject to the discretion of the Board of Directors. In determining whether to continue such dividend payments and in establishing the amount of any dividends to be paid, the Board will consider the Company's earnings, capital requirements and financial condition, prospects for future earnings, federal economic and regulatory policies, general business conditions and other relevant factors, certain of which are beyond the control of the Company. As of December 31, 1998, the Bank had no dividend capacity as defined by the OCC. It is not anticipated that the Bank will have dividend capacity until the fourth quarter of 1999. FSB, as of the same date, possesses dividend capacity as determined by the OTS of approximately $1.147 million. The Company does not anticipate said limitations as being a deterrent from paying dividends to shareholders in 1999 in that the Company possesses approximately $8 million in cash and investment securities that could be used toward such dividends before it would be required to seek a dividend from one of its subsidiaries.

On January 14, 1997, the Company's Board of Directors authorized the repurchase of up to $3.0 million of the Company's 7.5% Cumulative Convertible Preferred Stock, Series A. In April, 1997, the Board authorized the repurchase of 114,500 shares of the Preferred Stock via a tender offer to be issued in the second quarter and subsequent repurchase of another 120,000 shares via open market transactions subsequent to the consummation of all tender offer transactions. On April 30, 1997, the Company filed a Schedule 13E-4 with the Securities and Exchange Commission for the purpose of issuing the tender offer to holders of its Preferred Stock for a price to be determined via the offering, but in no event to be less than $24.00 or greater than $26.00 per shares. The Company subsequently filed an amended Schedule 13E-4 to extend the tender offer an additional ten days. On June 13, 1997, the Company closed the tender offer and repurchased 39,042 shares of preferred stock for approximately $1.035 million. Additional repurchases in privately negotiated transactions resulted in an additional 142,700 shares being bought back.

Item 6

Selected Financial Data

Table I represents a summary of certain financial data of the Company.

      TABLE I-FIVE YEAR SELECTED FINANCIAL SUMMARY (RESTATED-See Note 1)
                           (In Thousands of Dollars)

YEARS ENDED December 31,                           1998      1997      1996      1995      1994
                                                 --------  --------  --------  --------  --------
PERIOD END BALANCES:
   Total Assets..............................    $683,634  $643,623  $626,050  $400,067  $370,092
   Total Earning Assets......................     618,667   582,798   553,743   357,237   332,371
   Total Deposits............................     579,132   535,274   523,308   334,387   310,647
   Shareholders' Equity......................      66,887    64,606    66,537    44,920    41,012
INCOME FOR THE PERIOD:
   Total interest Income.....................      55,351    51,997    46,384    32,442    28,524
   Total interest Expense....................      24,874    22,525    18,869    12,644    10,543
   Net Interest Income.......................      30,477    29,472    27,515    19,798    17,981
   Provision for Loan Losses.................       4,887     2,609     2,945     1,908     1,643
   Non-interest Income.......................       5,340     5,366     4,699     3,302     2,802
   Non-interest Expense......................      21,838    22,313    19,339    13,165    12,577
   Net Income Before Taxes...................       9,092     9,916     9,930     8,027     6,563
   Applicable Income Taxes...................       2,969     3,417     3,612     2,913     2,349
   Net Income................................       6,123     6,499     6,318     5,114     4,214
   Net Income Available to Common
    Shareholders.............................       4,956     5,129     5,082     5,114     4,214

PER SHARE DATA:
   Net Income Available to Common
    Shareholders, Basic & Diluted............      $ 1.24    $ 1.28    $ 1.26    $ 1.27   $  1.04
   Common Shareholders' Equity...............       13.48     12.76     11.96     11.13     10.16
   Common Cash Dividends.....................         .47       .44       .40       .35       .28
   Preferred Cash Dividends..................        1.88      1.88      1.54         0         0
KEY PERFORMANCE RATIOS:
   NET INCOME TO:
      Average Assets.........................         .92%     1.04%     1.13%     1.35%     1.17%
      Average Shareholders'
         Equity..............................        9.33%     9.92%    10.29%    12.06%    10.43%
   Average Shareholders' Equity
      to Average Assets......................        9.90%    10.52%    10.94%    11.19%    11.27%
   Net Interest Margin.......................        5.10%     5.29%     5.49%     5.78%     5.53%
   Non-interest Income to
      Average Assets.........................         .81%      .86%      .84%      .87%      .78%
   Non-interest Expense to
      Average Assets.........................        3.29%     3.58%     3.45%     3.48%     3.51%
   Efficiency Ratio..........................       60.97%    64.05%    60.03%    56.99%    60.52%

RISK-BASED CAPITAL MEASURES:
   Tier 1 Risk-Based Ratio...................       12.52%    12.88%    13.93%    17.50%    17.64%
   Total Risk-Based Ratio....................       13.77%    14.13%    15.18%    18.71%    18.89%
   Leverage Capital Ratio....................        8.57%     8.59%     8.80%    10.79%    10.59%
OTHER SIGNIFICANT MEASURES:
   Dividend Payout...........................       37.67%    34.14%    31.72%    27.38%    27.10%
   Percent Change in Dividend................        7.71%     9.09%    14.29%    25.00%     9.60%
   Percent Change in Net Income..............       (3.37%)     .92%     (.63%)   21.36%   (17.74%)
   Percent Change in Total assets............        6.22%     2.81%    56.49%     8.10%     7.91%
   Equity Growth.............................        3.53%    (2.90%)   48.12%     9.53%     7.84%

YEARS ENDED December 31,                           1998      1997      1996      1995      1994
                                                 --------  --------  --------  --------  --------
ASSET QUALITY:
  Net Charge-offs to Average
  Loans Outstanding..........................         .89%      .81%      .89%      .84%      .82%
  Non-Performing Loans to Total
  Year End Loans.............................        1.21%      .87%     1.45%     1.14%     1.08%
  Non-Performing Assets to Total
  Year End Assets............................         .89%      .69%      .85%      .65%      .51%
  Allowance for Loan Losses to
  Total Year End Loans.......................        1.47%     1.36%     1.59%     1.28%     1.35%
  Allowance for Loan Losses to
  Non-Performing Loans.......................       120.9%    156.5%    135.6%    144.0%    168.2%
AVERAGE BALANCE SHEETS (In Thousands of Dollars)
                                                   1998      1997      1996      1995      1994
                                                 --------  --------  --------  --------  --------
   ..........................................
   Assets:
 Cash and Due from Banks.....................    $ 22,539  $ 22,108  $ 22,189  $ 17,391  $ 16,891
 Interest Bearing Deposits...................       7,200     1,643     2,948       683     3,584
 Investment Securities.......................     160,287   153,096   140,354   108,634   104,686
 Federal Funds Sold..........................       9,993    21,419    18,439    11,613    13,710
 Loans - Net.................................     419,767   381,216   339,865   221,844   203,278
 Bank Premises & Equipment...................      20,602    20,350    18,346     9,412     8,364
 Other Assets................................      22,432    22,815    19,196     9,156     8,161
                                                 --------  --------  --------  --------  --------
 Total Assets................................    $662,820  $622,647  $561,337  $378,733  $358,674
                                                 ========  ========  ========  ========  ========
   Liabilities and Shareholders' Equity:
 Deposits:
  Transaction Accounts.......................    $149,378  $148,931  $130,187  $ 83,135  $ 82,048
  Savings Deposits...........................      90,462    76,510    76,906    52,624    52,551
  Time Deposits..............................     319,609   301,376   262,271   180,518   168,162
  Borrowed Funds.............................      29,797    22,116    23,119    15,885    13,098
 Accrued Liabilities & Other.................       7,957     8,203     7,430     4,183     2,404
                                                 --------  --------  --------  --------  --------
 Total Liabilities...........................     597,203   557,136   499,913   336,345   318,263
 Shareholders' Equity........................      65,617    65,511    61,424    42,388    40,411
                                                 --------  --------  --------  --------  --------
 Total Liabilities & Equity..................    $662,820  $622,647  $561,337  $378,733  $358,674
                                                 ========  ========  ========  ========  ========

* Certain amounts for the years 1997 through 1994 above have been restated for the effects of reconcilement errors discovered in 1998. These restatements had the effect of reducing net income in those years by $116 thousand, $144 thousand, $106 thousand, and $791 thousand, respectively, representing per share adjustments of $.03, $.04, $.03, and $.19, respectively.

See the management discussion and analysis for discussion of acquisition activity for matters that affect the comparability of the above information.

Item 7

MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

INTRODUCTION

Matewan BancShares, Inc. (The Company) is a bank holding company headquartered in Williamson, West Virginia. Company subsidiaries consist of a commercial bank (Matewan National Bank or the "Bank"), a federally chartered savings bank (Matewan Bank FSB or "FSB"), and a venture capital company (Matewan Venture Fund, Inc. or the "Fund"). The Company considers all of its principal business activities to be community banking related. It identifies as its core market area a fifteen county region across three states. The West Virginia market includes Mingo, Logan, Boone, Lincoln, and Wayne counties. The Kentucky market incorporates Pike, Floyd, Johnson, Letcher, and Martin counties. The Virginia market area consists of Buchanan, Tazewell, Wise, Washington, and Russell counties. The Bank has 16 full service offices and one loan office providing services to customers in this general market area. These locations include offices of the former Matewan National Bank/Kentucky (Kentucky) which was merged into the Bank in the third quarter of 1997. FSB, which is domiciled in Kentucky, presently has 6 offices in eastern Kentucky. FSB is authorized to engage in all permissible thrift related activities in any of its offices. The Fund was formed to develop new business, rehabilitate and expand existing businesses, and expand the economic stability of southern West Virginia. As of December 31, 1998, the Company had assets of approximately $682 million, total net loans in excess of $441 million, and total deposits in excess of $577 million.

The accompanying consolidated financial statements have been prepared by the management of the Company in conformity with generally accepted accounting principles. Financial information appearing throughout this Management Discussion and Analysis is consistent with that reported in the consolidated financial statements. The following is designed to assist readers of the consolidated financial statements in understanding the significant changes in the Company's financial condition and results of operation.

SUMMARY FINANCIAL RESULTS

The Company's net income for 1998 was approximately $6.123 million, a decrease of approximately 5.8% from the prior year. Net earnings available to common shareholders, basic and diluted, was approximately $4.956 million. This also represents a decrease of approximately 3.4% from prior year levels. Net income available for common shareholders of $5.129 million in 1997 represents a $47 thousand increase (.9%) from 1996 levels.

Company performance in 1998 was impacted four factors: (i)tightening net interest margin, (ii) higher provisions for loan losses, (iii) lower levels of noninterest expenses and (iv) lower noninterest income. Net interest income for 1998 increased in terms of total volume by $1.005 million (3.4%) despite the net interest margin falling to 5.10% from 5.29% for 1997. The Company's 1998 margin represents the lowest in seven years.

Loan loss provision increased $2.278 million (87.3%) in 1998 from 1997 levels. Noninterest income decreased by $26 thousand (.48%) in 1998 from 1997. Noninterest expense decreased approximately $475 thousand in 1998 from 1997. The combination of higher net interest income and lower operating expenses were not sufficient to reduce the negative impact of lower noninterest income and higher loan loss provisions. Income tax expense was approximately $448 thousand lower in 1998 than for 1997. Preferred dividends was approximately $203 thousand lower for the same period.

Company performance in 1997 was likewise significantly impacted by tightening of the interest margin (5.29% from 5.49% in 1996). Net interest margin in terms of absolute dollars increased $1.957 million (7.1%) over prior year levels. Earnings improvements were generated by the higher net interest income, lower provisions for loan losses ($336 thousand or 11.4%) and higher levels of noninterest income ($667 thousand or 14.2%). These improvements were insufficient to offset the noninterest expense increase of $2.974 million (15.4%). Net income before taxes was approximately $14 thousand lower in 1997 than for 1996. Some of the 1997 increases in net interest margin, noninterest income, and noninterest expense were attributable to 1997 being the first twelve month period that operations acquired in the Kentucky purchase, the financing costs, and the amortization of intangibles relative to that purchase were included in the Company's consolidated financial statements.

Return on average assets (ROA) measures how effectively the Company utilizes its assets to produce its net income. The Company's ROA for 1998 was .92% compared to 1.04% for 1997, and 1.13% for 1996. Return on average equity (ROE) reveals how much income is earned in relation to the equity of the Company. The Company's 1998 ROE was 9.33% compared to 9.92% in 1997 and 10.29% in 1996. As can be seen, ROE will fluctuate with earnings, however, ROE will not fluctuate proportionally with net income due to changes in the equity structure of the Company. It has been the Company's policy to retain a substantial portion of earnings to help fund the growth the Company is experiencing and fund future expansion. In addition, the impact of acquiring and absorbing Kentucky into the Company has not yet had a positive impact on ROA calculations. The Company's approximately $6.210 million repurchase of its outstanding common and preferred shares in 1997 and 1998 has only begun to produce a beneficial financial statement impact (improved ROE) on average equity in the current year.

Table I portrays growth in both total assets and equity from 1994 through 1998. This growth can be attributed to the management plan that has systematically produced expansions and acquisitions in the market area in which the Company has identified and operates. In 1994, the Company formed FSB, a "de novo" thrift subsidiary, and opened two offices in Pikeville, Kentucky and Paintsville, Kentucky. In 1995, FSB opened two more offices located in supermarkets in Pikeville and Goody, Kentucky. In 1996, FSB opened offices in Prestonsburg and Whitesburg, Kentucky and Richlands and Abingdon, Virginia. In addition, in the first quarter of 1996, the Company consummated the purchase of Kentucky, providing an additional four offices in Pike County, Kentucky. In 1997, with true interstate banking a viable option for most offices in the Company's market area, Kentucky was merged into the Bank and the Virginia offices of FSB were converted to offices of the Bank. The Bank opened an additional office in Tazewell, Virginia in April of 1998. The Bank also opened two additional supermarket branch offices in Lebanon and Vansant, Virginia. In July and November of

1998, the Company filed the appropriate applications to transfer the corporate headquarters of FSB to Paintsville and convert the remaining five FSB offices to offices of the Bank. The conversions should become effective in January of 1999. These acquisitions, expansions, and increased market penetration in the Company's core market area have accounted for the five year growth.

Table I also depicts that pretax income decreased $824 thousand (approximately 8.3%) in 1998. Pretax income experienced a nominal decline in the previous year. For the same two year period, aftertax income decreased approximately 5.8% in 1998 after increasing 2.9% in 1997. Earnings available for common shareholders decreased 3.4% and increased .92% in the same respective periods. In terms of earnings per share measures, 1998 levels represented a $.04 per share decrease from prior year levels (3%). 1997 and 1996 levels represent a $.02 increase and $.01 decrease, respectively, over the comparable prior year level. Comparable changes for 1995 and 1994 were an increase of $.23 and a decline of $.23, respectively. Over the past five years, book value per common share has increased steadily from a level of $10.16 per share in 1994 to $13.48 at the end of 1998.

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

The Private Securities Regulation Act of 1995 indicates the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by senior corporate management. The discussion regarding the Company's interest rate risk position in the section entitled "Market Risks", the section entitled "Summary of Consolidated Nonperforming Assets", the section entitled "Allowance for Loan Losses", the previous section entitled "Market for Company's Stock", and the section entitled "Impact of Year 2000" contain statements that may be forward-looking. In addition to these specific sections, forward-looking statements are contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements involve risks and uncertainties, including changes in general economic conditions and the Company's (as well as third party) ability to effectively address the Year 2000 issues. Although the Company believes such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

MERGER AND ACQUISITION

On February 24, 1999, the Company entered into an Agreement and Plan of Reorganization (the Agreement) with BB&T Corporation, a North Carolina corporation. Under the Agreement, the Company will merge into BB&T and BB&T will be the surviving company. At the effective time of the merger, each share the Company's common and preferred stock issued and outstanding will be converted into the right to receive BB&T stock. The merger is subject to the approval of the Company's shareholders and applicable regulatory authorities. The Company has granted BB&T the option, exercisable under certain circumstances, to purchase up to 19.9% of the Company's shares of common stock outstanding.

On April 9, 1999, the Company and BB&T agreed to extend the due diligence period in the Agreement between the two companies to provide BB&T with the opportunity to conduct further due diligence and to provide the parties with the opportunity to renegotiate the proposed transaction if possible or if necessary. As originally executed on February 24, 1999, the Agreement allowed BB&T to terminate the transaction on the basis of its due diligence review at any time through April 9, 1999. As amended, the Agreement provides that the due diligence period will run through April 28, 1999.

On September 28, 1995, the Company entered into a definitive agreement (Agreement) with Banc One Corporation and Bank One Kentucky Corporation under which the Company agreed to purchase from Bank One Kentucky Corporation one hundred percent (100%) of the voting stock of Bank One, Pikeville, N.A. franchise (Kentucky), subject to the appropriate regulatory approvals. Consummation of this transaction occurred March 15, 1996, using the purchase method of accounting, adding total assets of approximately $204 million and deposits of approximately $183 million to the consolidated totals of the Company. Kentucky contributed approximately 84% of the growth experienced by the Company in 1996 and 29% of its consolidated income. Kentucky was subsequently merged into the Bank in September of 1997.

FINANCIAL CONDITION

The Company's primary sources of revenue are generated by its earning assets. The primary expenses are incurred by the funding of these assets with various interest bearing liabilities. Following is a discussion of earning assets and interest bearing liabilities for the three years in the period ended December 31, 1998.

Average earning assets increased $39.87 million or 7.2% in 1998 over 1997. Core growth in the Company's market area accounting for most of the increase. Average net loans increased approximately $38.55 million (or 10.1%) and average investment securities increased approximately $7.19 million (4.7%) over the same period in 1997. Average interest bearing deposits increased approximately $5.56 million (338.2%) and average federal funds sold decreased approximately $11.43 million (53.3%) for 1998 versus 1997.

Average earning assets increased $55.768 million or 11.1% in 1997 over 1996. Inclusion of Kentucky operations for the full twelve months in 1997 versus inclusion for nine and one-half months in the prior year accounted for approximately 25% on the increase with core growth in the Company's market area accounting for the remainder. Average net loans increased approximately $41.351 million (or 12.2%) and average investment securities increased approximately $12.742 million (9.1%) over the same period in 1996. Average interest bearing deposits decreased approximately $1.305 million (44.3%) and average federal funds sold increased approximately $2.980 million (16.2%) for 1997 versus 1996.

Average interest bearing liabilities are the primary source of funds that support the Company's earning assets. In 1998, average interest bearing liabilities increased approximately $35.75 million (7.5%). Average transaction accounts decreased approximately $4.11 million (5.2%), average savings deposits increased $13.95 million (18.2%), average time deposits increased $18.233 million (6.0%), and average purchased funds, primarily commercial repurchase agreements, increased approximately $7.68 million (34.7%)in 1998 versus 1997.

In 1997, average interest bearing liabilities increased approximately $50.169 million (11.7%). Average transaction accounts increased approximately $12,403 million (8.4%), average savings deposits decreased $.396 million (.5%), average time deposits increased $39.105 million (14.9%), and average purchased funds, primarily commercial repurchase agreements, decreased approximately $1.003 million (4.3%)in 1997 versus 1996.

TABLE II-Analysis of Earning Assets and Interest Bearing Liabilities
                           (In Thousands of Dollars)

ASSETS:                                  YEAR ENDED                        YEAR ENDED                          YEAR ENDED
                                     DECEMBER 31, 1998                  DECEMBER 31, 1997                  DECEMBER 31, 1996
EARNING ASSETS:                AVERAGE                 YIELD     AVERAGE                  YIELD      AVERAGE                 YIELD
LOANS:                         BALANCE      INTEREST    RATE     BALANCE      INTEREST     RATE      BALANCE      INTEREST    RATE
Commercial.................    $125,802     $11,821     9.40%    $110,167     $11,245     10.21%     $ 95,230     $10,158    10.67%
Real Estate................     168,447      16,845    10.00%     148,007      15,086     10.19%      130,139      13,403    10.30%
Consumer...................     125,518      15,986    12.74%     123,042      14,815     12.04%      114,496      13,022    11.37%
                               --------     -------    -----     --------     -------     -----      --------     -------    -----
Total Loans................    $419,767      44,652    10.64%    $381,216     $41,146     10.79%     $339,865      36,583    10.76%
                               --------     -------    -----     --------     -------     -----      --------     -------    -----
SECURITIES
Taxable....................     152,201       9,338     6.14%     143,189       9,158      6.40%      132,317       8,248     6.23%
Tax-Exempt.................       8,086         439     5.43%       9,907         528      5.33%        8,037         419     5.21%
                               --------     -------    -----     --------     -------     -----      --------     -------    -----
Total Securities...........     160,287       9,777     6.10%     153,096       9,686      6.33%      140,354       8,667     6.18%
                               --------     -------    -----     --------     -------     -----      --------     -------    -----
FEDERAL FUNDS SOLD.........       9,993         561     5.61%      21,419       1,077      5.03%       18,439         994     5.39%
INTEREST BEARING
DEPOSITS IN BANKS..........       7,200         361     5.01%       1,643          88      5.36%        2,948         140     4.76%
                               --------     -------    -----     --------     -------     -----      --------     -------    -----
TOTAL EARNING
  ASSETS...................    $597,247      55,351     9.27%    $557,374     $51,997      9.33%     $501,606     $46,384     9.25%
                               --------     =======    =====     --------     =======     =====      --------     =======    =====
NON-EARNING ASSETS:
  Other Assets.............      65,573                            65,273                              59,731
                               --------                          --------                            --------
TOTAL ASSETS...............    $662,820                          $622,647                            $561,337
                               ========                          ========                            ========

Nonaccrual loans are included in average balances.

Yields on tax-exempt securities are on a pretax basis and do not represent tax equivalent yields.

LIABILITIES &                            YEAR ENDED                        YEAR ENDED                          YEAR ENDED
SHAREHOLDERS' EQUITY:                DECEMBER 31, 1998                  DECEMBER 31, 1997                  DECEMBER 31, 1996
INTEREST BEARING               AVERAGE                  COST     AVERAGE                   COST      AVERAGE                  COST
LIABILITIES:                   BALANCE      INTEREST    RATE     BALANCE      INTEREST     RATE      BALANCE      INTEREST    RATE
Transaction  Accounts......    $ 75,607       2,969     3.93%    $ 79,719     $ 2,848      3.57%     $ 67,256     $ 2,217     3.30%
Savings Deposits...........      90,462       2,795     3.09%      76,510       2,307      3.02%       76,906       2,321     3.02%
Time Deposits..............     319,609      17,666     5.53%     301,376      16,221      5.38%      262,271      13,337     5.09%
Purchased Funds............      29,797       1,444     4.85%      22,116       1,149      5.20%       23,119         994     4.30%
                               --------     -------    -----     --------     -------     -----      --------     -------    -----
TOTAL INTEREST BEARING
LIABILITIES................     515,475      24,874     4.83%     479,721      22,525      4.70%      429,552      18,869     4.39%
                               --------     -------    -----     --------     -------     -----      --------     -------    -----
NON-INTEREST BEARING
LIABILITIES & CAPITAL
  Demand Deposits..........      73,771                            69,212                              62,931
  Accrued Expenses and
  Other....................       6,800                             7,162                               6,533
  Total Shareholders'
  Equity...................      66,774                            66,552                              62,321
                               --------                          --------                            --------
 TOTAL NON-INTEREST
  BEARING LIABILITIES &
  CAPITAL..................     147,345                           142,926                             131,785
                               --------                          --------                            --------
  TOTAL LIABILITIES &
  CAPITAL..................    $662,820                          $622,647                            $561,337
                               ========                          ========                            ========
NET INTEREST INCOME........                 $30,477                           $29,472                             $27,515
                                            =======                           =======                             =======
SPREAD.....................                             4.44%                              4.63%                              4.86%
                                                       =====                              =====                              =====
NET INTEREST MARGIN........                             5.10%                              5.29%                              5.49%
                                                       =====                              =====                              =====

LOAN PORTFOLIO

The Company offers a variety of lending services, including commercial and financial, real estate and consumer loans. The Company, similar to other financial institutions, also offers off-balance sheet instruments to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection.

Loans represent the biggest component of the Company's average earning asset mix approximating in excess of 70% of Company average earning assets and in excess of 63% of Company average total assets. The Company's philosophy with regard to the lending function is to maintain a strategic asset mix wherein the loan portfolio represents approximately sixty-five percent (65%) of the Company's total assets and a loan to deposit ratio of seventy-five percent (75%). The Company maintained an average loan to deposit ratio of just over 75% for 1998. The targeted mix of the loan portfolio is equally distributed towards the real estate, commercial, and consumer categories. As of December 31, 1998, the actual distribution was 41% real estate, 29% consumer and 30% commercial. The comparable distributions at December 31, 1997 were not significantly different. The primary focus for all categories of lending is the fifteen county market area in southern West Virginia, eastern Kentucky, and western Virginia that the Company has identified as its core market.

By definition, credit concentrations consist of direct, indirect, or contingent liabilities exceeding twenty-five percent (25%) of the Company's capital base. Concentrations are considered to involve a single borrower, an affiliated borrower, a group of borrowers engaged in or dependent on a single industry, or a group of borrowers with similar credit categorizations. The Company has no foreign loans or loan concentrations to individual or related borrowers which exceed 10% of total loans. By definition, two major types of concentrations exist for the Company: (i) those delineated by loan category and (ii) that of a single industry concentration. Loan categories having in excess of twenty-five percent (25%) of the Company's capital base are (i) those secured by one-to-four family residences where the real estate involved represents collateral and not the primary source of repayment, (ii) those secured by automobiles, (iii) those secured by commercial real estate and equipment, where the collateral often represents the primary source of repayment, and (iv) those characterized as unsecured consumer loans. The other type of concentration relates to the general overall reliance on the coal industry prevalent throughout the Company's market area. Given the market area's dependence on this industry, the Company's avoidance of concentration is neither likely nor practical.

Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations is dependent upon the coal industry. Accordingly, a downturn in the coal industry could impact the value of collateral held as security for the loan portfolio and the ability of the borrowers to repay in accordance with original terms. The Company attempts to diversify this particular concentration somewhat by (i) avoiding concentration of or reliance on one company or one company and its employees, suppliers, or independent coal operators or contractors, (ii) spreading the commercial portfolio throughout its market area in southern West Virginia, eastern Kentucky and western Virginia, and (iii) engaging in business involving different coal companies and different types of coal. Historically, management has closely monitored coal related credits and has been successful in limiting credit exposure during times of downward economic trends in the industry. The direct coal related credits in the Company's loan portfolio actually represents less than 3% of the total net portfolio.

The majority of loans outstanding are collateralized by real estate, commercial equipment, and personal consumer goods. At December 31, 1998, one to four family residential real estate secured approximately 40% of the net loan portfolio, commercial equipment and vehicles secured approximately 8%, automobiles secured approximately 19%, commercial real estate secured approximately 13%, and generally unsecured loans approximately 5%. Principally all of the commercial real estate securing the loans noted above is within the market area served by the Company, where such real estate values have not been significantly affected by the significant fluctuations which have caused the collateral value problems in other regions of the country. No other individual category makes up 5% or more of the loan portfolio.

Real estate loans represent the largest component of the Company's loan portfolio. The majority of real estate loans outstanding in terms of both dollar volume and number of loans have been made within the identified core market area of the Company. One-to-four family residential real estate represents most of the collateral for this category. Company loan policy maintains uniform and minimum standards for determining creditworthiness of potential real estate borrowers, requiring conformity to FNMA and FHLMC standard requirements, including debt/worth and loan/appraised value ratios. Maximum allowable levels for loan/value ratios for the most prevalent types of real estate lending are eighty percent (80%) for one-to-four family residences, seventy-five (75%) for land development, and sixty-five (65%) for raw, unimproved residential land. In addition, minimum standard parameters regarding downpayment, loan term, and risk-based determined loan rates are employed by the Company.

Consumer loans represent the second largest component of the Company's loan portfolio in terms of dollar volume. The majority of the Company's consumer loans have been made within the Company's core market area. Automobile loans comprise the largest single type of consumer credit category, approximating one-half of the total consumer portfolio. Loan policy mandates minimum underwriting standards depending on the nature of credit involved, including the applicant's employment history, disposable income and debt/income ratios, net worth, credit scores, downpayment requirements, loan terms, and collateral. While Company policy emphasizes secured lending, unsecured consumer credits within established guidelines is permitted by policy.

Commercial loans represent the smallest component of the Company's loan portfolio. Commercial loans also represent the largest and most concentrated risks found therein. In terms of geographic concentration, the majority of the dollar volume of outstanding loans in this portfolio category have been made within the Company's core market area. Minimum commercial loan underwriting and documentation standards include - among other requirements - current financial information, demonstration of adequate cash flow, adequate and perfected lien positions, and sufficient collateral coverage and insurance. Minimum standards similarly exist for downpayment and/or equity coverage, loan term, and risk-based interest rate determination - all dependent on the nature and type of credit involved. Loan policy prescribes commercial loan pricing for the most part to be variable rate pricing off some predetermined and prominently recognized index - usually Wall Street Journal Prime.

The population of the fifteen county core market area declined during the decade of 1980 to 1990, before reversing course in the early 1990s. A majority of households (approximately 70%) own their domiciles which have a median dwelling value in excess of $40 thousand. Median household income for the area is just below $20 thousand, with approximately forty percent (40%) of the households having incomes in excess of $25 thousand. As the Company has expanded its market area and locations since 1994, it has tended to find that its newer markets possess demographic profiles well above these levels. Mining, of course remains the dominant industry in the local economy, however the dominant employers in the market are education, government services, and health care services. Blue collar occupations dominate most employment readings representing over fifty percent (50%) of the work force. It is important to reiterate that the single most powerful industrial factor operating in the core market area relates to the dependence - directly and indirectly - on the coal industry.

The following table shows the composition of the Company's loan portfolio:

       TABLE III-Consolidated Summary of Loans and Non-Performing Assets
                           (In Thousands of Dollars)

Years Ended
                            1998      1997       1996       1995      1994
Commercial Loans........  $136,248  $118,999   $108,240  $ 63,581  $ 64,821
Real Estate Loans.......   183,175   157,290    144,693    88,197    76,908
Consumer Loans..........   129,127   127,365    125,163    80,796    77,564
                          --------  --------   --------  --------  --------
Subtotal................   448,550   403,654    378,096   232,574   219,293
Less: Unearned Income...       146       543      1,309     1,033     1,617
                          --------  --------   --------  --------  --------
Subtotal................   448,404   403,111    376,787   231,541   217,676
Less: Reserve for Loan
   Losses...............     6,574     5,478      5,986     2,973     2,932
                          --------  --------   --------  --------  --------
Net Loans...............  $441,830  $397,633   $370,801  $228,568  $214,744
                          ========  ========   ========  ========  ========

At December 31, 1998, net loans approximated $441 million as compared to $398 million on December 31, 1997. The increase over this period of just over $44 million represents an increase of just under 11%. In this same period of time, real estate loans increased approximately $25.9 million (16.5%), consumer loans increased approximately $1.8 million (1.4%), and commercial loans increased approximately $17.2 million or 14.5%. Growth in all loan categories represents normal core business growth within the Company's defined market area.

At December 31, 1997, net loans approximated $398 million as compared to $371 million on December 31, 1996. Real estate loans increased approximately $12.6 million (8.7%). Consumer loans increased approximately $2.2 million (1.8%). Commercial loans increased approximately $10.8 million or 9.9%. Growth in all loan categories represents normal core business growth within the Company's defined market area.

As Table III illustrates, the Company has a relatively balanced loan portfolio with increasing emphasis being placed on the commercial and real estate markets. The maturity distribution of the Company's gross loans at December 31, 1998 is summarized as follows in Table IV:

                    TABLE IV-Remaining Maturities of Loans
                           (In Thousands of Dollars)

                                 BALANCE                          AFTER
                               DECEMBER 31,  ONE YEAR   1 TO 5    FIVE
                                   1998      OR LESS    YEARS     YEARS
                               ------------  --------  --------  -------
Commercial Loans.............      $136,248  $ 94,847  $ 37,302  $ 4,099
Real Estate Loans............       183,175    57,467    75,352   50,356
Consumer Loans...............       129,127    45,124    77,468    6,535
                                   --------  --------  --------  -------
Total Loans..................      $448,850  $197,438  $190,122  $60,990
                                   ========  ========  ========  =======
Loans Due After One Year:
   With Floating Rates.......      $  3,878
                                   ========
   With Predetermined Rates..      $247,234
                                   ========

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries are credited to the allowance.

The Company applies Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FASB Statement No. 118. Under this standard, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate, or the fair value of the collateral for certain collateral dependent loans.

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received of impaired loans that is susceptible to significant change.

The allowance for loan losses is based upon senior management's review of the loan portfolio, historical charge-off experience, composition of the loan portfolio, specific loan review, loan volume, current economic conditions and other relevant factors. For a given period, the provision for loan losses, less net charge-offs, comprises the allowance for loan losses for that period. In management's judgement, the allowance for loan losses is maintained at a level adequate to absorb potential losses on existing loans and loan commitments.

Accrual of interest is generally discontinued when a loan becomes ninety days past due as to principal or interest unless management deems the collection of all of the principal and interest due on the note under its original terms is unlikely. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest and the loan is in the process of collection. Loans in foreclosure and liquidation proceedings are immediately placed on nonaccrual status. A nonaccrual loan may be restored to an accrual basis when interest and principal payments are made current, the credit performs in accordance with contractual terms for a reasonable period of time, and prospects for future payments are no longer in doubt.

The allowance for loan losses at December 31, 1998 was approximately $6.574 million, an increase of approximately $2 million over the balance as of December 31, 1997. The ratio of net charge-offs to average net loans was .89% in 1998 as compared to .81% in 1997. The ratio of allowance for loan losses to non-performing loans, the "coverage ratio", provides a quantifiable estimate of the coverage available in the loan loss allowance towards problem credits. The coverage ratio was 120.9% and 156.5% as of December 31, 1998 and 1997, respectively. The ratio of non-performing loans to total year end loans were 1.21% and .87% for 1998 and 1997, respectively. The ratio of loan loss provision to net charge-offs was 128.9% and 83.7% for 1998 and 1997, respectively.

Since late 1994, management has moved to position the loan portfolio for the future by aggressively working out problem credits, particularly in the consumer and commercial sector. Over this period of time, the Company has maintained a comprehensive program concerning the restructuring of or disposing of problem or higher risk credits. At the implementation of this program, management recognized that the adoption of such an aggressive posture would entail having to absorb some charges to the loan loss allowance that could, at least initially, be of a substantially heavier volume than historical comparisons would suggest. Management also recognized that dealing with some of these problem credits in this aggressive manner could result in some credits becoming classified assets. The allowance for loan loss increased from $5.5 million at December 31, 1997 to $6.6 million at December 31, 1998. The increase in allowance reflects a provision for loan losses in 1998 of $4.9 million versus $2.6 million in 1997. The additional provision is required due to increases in non-performing loans, delinquencies, charge-offs, and considering the results of a year end 1998 OCC examination. Based upon economic expectations, extensive reviews of credit relationships by management, specific evaluation of each nonperforming loan, and the level of nonperforming assets, management maintained its dual posture throughout 1998 of aggressively liquidating problem credits and maintaining adequate levels in the allowance for loan losses. Management further maintained its vigilant and aggressive approach towards identifying, monitoring, and treating problem credits, both actual and anticipated. The following tables show the analysis of the allowance for loan losses and the allocation of allowance for loan losses:

     TABLE V-Analysis of Allowance for Loan Losses
                           (In Thousands of Dollars)

Year Ended December 31,                     1998       1997       1996       1995       1994
Amount of Loans Outstanding
 at End of Period                         $448,404   $403,111   $376,787   $231,541   $217,676
                                          ========   ========   ========   ========   ========
Daily Average Amount of Loans              425,203    386,502    345,062    221,844    203,278
                                          ========   ========   ========   ========   ========
Balance of Allowance For Loan
 Losses at beginning of Period            $  5,478   $  5,986   $  2,973   $  2,932   $  2,961
Loans Charged Off:
 Commercial                                    370        438        436        533        854
 Consumer                                    3,739      3,391      2,996      1,724      1,205
 Real Estate                                   406        312        306        137         69
                                          --------   --------   --------   --------   --------
Total Loans Charged Off                      4,515      4,141      3,738      2,394      2,128
                                          --------   --------   --------   --------   --------

Recoveries of Loans Previously
Charged Off:
 Commercial                                    127        102        142        104        107
 Consumer                                      542        766        492        411        294
 Real Estate                                    55        156         20         12         55
Total Recoveries                               724      1,024        654        527        456
Net Loans Charged Off                     --------   --------   --------   --------   --------
 Additions to Allowance:                     3,791      3,117      3,084      1,867      1,672
                                          --------   --------   --------   --------   --------
 Charged to Expense                          4,887      2,609      2,945      1,908      1,643

 Incidental to Acquisition                                         3,152
                                          --------   --------   --------   --------   --------
Balance at End of Period                  $  6,574   $  5,478   $  5,986   $  2,973   $  2,932
                                          ========   ========   ========   ========   ========
Ratio of Net Charge-Offs During Period
   to Average Loans                            .89%      0.81%      0.89%      0.84%      0.82%
                                          ========   ========   ========   ========   ========
Ratio of Loan Loss Provision
   to Net Charge-offs                        128.9%      83.7%      95.5%     102.2%      98.3%
Ratio of Allowance for Loan               ========   ========   ========   ========   ========
   Losses to Nonperforming Loans             120.9%     156.5%     135.6%     144.0%     168.2%
                                          ========   ========   ========   ========   ========
Ratio of Allowance for Loan
   Losses to Loans Outstanding                1.47%      1.36%      1.59%      1.28%      1.35%
                                          ========   ========   ========   ========   ========

Any analysis of the composition of the Company's Allowance for Loan Losses begins with an overall assessment of composition of the underlying loan portfolio. Historically, the Company's targeted mix in its loan portfolio was weighted towards an equal consumer, real estate, and commercial distribution. Concurrently, the Company, after setting aside specific reserves for identified problem credits, allocates the Allowance for Loan Losses consistent with the exposure inherent in the underlying credits.

Real estate loans represent the segment of the loan portfolio with the most enduring underlying collateral and the most stable and predictable charge-off pattern over the last five years. The overwhelming majority of the real estate credits are secured by property within the Company's market area. Short of some macroeconomic catastrophe that would impact the real estate portfolio as a whole, there exists little risk in the sort of concentration (beyond geographic concentration) that management anticipates could create significant additional exposure.

Commercial loans represent the second largest portion of the loan portfolio and account for the second largest allocation of the Allowance for Loan Losses. The very nature of the commercial loan requires a higher allocation in terms of both proportion and dollar volume to the overall loan portfolio even though the loans are generally well collateralized. Because of the larger individual credit inherent with a commercial loan, the impact of one deteriorating loan has much wider implications for the Company than for an individual consumer or real estate loan. Commercial credits also represent the largest single component of specific reserves identified to be set aside in the allocation of the Allowance for Loan Losses. Commercial loans also possess one additional concentration risk factor. They are heavily dependent on the health of the coal industry.

Despite being the smallest component of the loan portfolio, consumer loans represent its largest underlying collective credit risk. Net charge-offs on consumer loans as a percent of average consumer loans over the last three years have proven stable and predictable with ratios of 2.55% for 1998, 2.13% for 1997, and 2.19% for 1996. However, as Table V demonstrates, these stable ratios are produced from dollar volumes for net charge-offs far in excess of those experienced in other segments of the loan portfolio. Despite these relatively stable ratios, consumer loans represent the most volatile sort of credits in the loan portfolio. They also represent the class of loans most vulnerable to a local or broader economic downturn. While stable historical trends enable the Company to make relatively safe assumptions about anticipated future exposure in the consumer loan portfolio as a function of its size, substantial changes in economic conditions could be expected to impact the consumer loan portfolio and subsequent allocations more quickly and substantially than the other classes of loans. During 1998, delinquencies in consumer loans rose substantially and, turnover in the Company's collection department prevented a prompt response to the increasing delinquencies.

                TABLE VI-Allocation of Allowance for Loan Losses
                           (In Thousands of Dollars)

December 31,             1998                   1997                   1996                   1995                 1994
                Allocation  Category   Allocation  Category   Allocation   Category  Allocation Category  Allocation  Category
                   of         as %        of         as %        of          as %       of        as %       of         as %
                Allowance   of Loans   Allowance   of Loans   Allowance    of Loans  Allowance  of Loans  Allocation  of Loans
Commercial      $2,244        30.4%    $1,933        29.4%    $1,996        28.6%    $  955      27.3%    $2,106       29.5%
Real Estate      1,158        40.8%       901        39.0%     1,141        38.3%       638      37.9%       210       35.1%
Consumer         3,172        28.8%     2,644        31.6%     2,849        33.1%     1,380      34.8%       616       35.4%
                ------      ------     ------      ------     ------       -----     ------     -----     ------      -----
                $6,574      100.00%    $5,478      100.00%    $5,986       100.0%    $2,973     100.0%    $2,932      100.0%
                ======      ======     ======      ======     ======       =====     ======     =====     ======      =====

The Company methodology in determining the amount and proportion of the Allowance for Loan Losses is a four step process. The first involves identification of specific credit risks in the loan portfolio and determining the anticipated loss associated with such credits. After allocating allowance for these specific credits, the Company then estimates potential exposure in certain homogenous classes of loans (automobiles and credit cards, for example) based on historical experience and current trends prevalent in such classes. After setting aside reserves for these homogenous classes, the Company determines allocations for the remaining unreserved loans based on the application of five year average net charge-off ratios for each category of loans (real estate, commercial, and consumer). After setting aside reserves for these categories, the Company allocates any remaining portion of the allowance to the individual categories based on the proportional mix of each category to the overall loan portfolio. To the extent that there is any allowance left to make this final calculation, the Company does not feel compelled to provide additional reserves.

  CONSOLIDATED SUMMARY OF NON-PERFORMING ASSETS

Non-performing assets consist of non-accrual loans, restructured loans whose terms have been changed because a change in the financial position of the borrower, and other real estate owned.

At December 31, 1998, non-performing assets increased by approximately $1.6 million over prior year levels, or approximately 37.0%, to .89% of total assets as compared to .69% of total assets at December 31, 1997. The increase was attributable to placement of the credits of one large commercial customer in nonaccrual status due to bankruptcy proceedings. This loan is well secured and management does not expect significant losses. Excluding the loan, non-performing assets actually declined from 1997. Management has evaluated underlying collateral values and repayment potential of all nonperforming assets, has determined that sufficient reserves have been provided to cover any anticipated losses on such assets, and has deemed further exposure to earnings of these credits to be immaterial. Management continues to vigilantly monitor these types of assets to evaluate, control, and insure that their ultimate disposition does not have a material negative impact on the Company's financial position. Of the loans held in non-accrual status in 1998, if interest had been accrued on these loans based upon their original terms, income before taxes would have increased by approximately $619. A total of approximately $181 in interest was actually received on these accounts. Of the loans classified as troubled debt restructurings, a total of approximately $14 thousand of interest would have been earned in 1998 had these loans been paid according to their original terms. Approximately $63 thousand was actually earned on these accounts in 1998.

Other real estate owned, which is recorded at the lower of cost or market, represents the real estate of which the Company has taken ownership in full or partial satisfaction of loans. Approximately 35.2% of the other real estate owned is of a nonresidential nature.

The following table depicts the relative levels of non-performing assets for the last five years:

              TABLE VII-Consolidated Summary Non-Performing Assets
                           (In Thousands of Dollars)

                                  1998         1997         1996         1995         1994
Non-Performing Assets:
Non-Accruing Loans...........    $4,787       $2,987       $4,416       $1,995       $1,743
Troubled debt
restructurings...............       650          513            0           70            0
                                 ------       ------       ------       ------       ------
Total Non-Performing
 Loans.......................     5,437        3,500        4,416        2,065        1,743

Other Real Estate Owned......       652          943          879          524          137
                                 ------       ------       ------       ------       ------
Total Non-performing
 Assets......................    $6,089       $4,443       $5,295       $2,589       $1,880
                                 ======       ======       ======       ======       ======
Non-Performing Loans as a
 percent of total loans......      1.21%         .87%        1.17%         .89%         .80%
                                 ======       ======       ======       ======       ======
Non-Performing Assets as a
 percent of total assets.....       .89%         .69%         .85%         .65%         .51%
                                 ======       ======       ======       ======       ======
Loans Past Due 90 days.......    $4,086       $1,791       $1,044       $  618       $  600
                                 ======       ======       ======       ======       ======

At December 31, 1998, the recorded investment in impaired loans was $15.923 million (of which $4.787 million were on a nonaccrual basis). Included in this amount was $1.733 million of impaired loans for which the relative allowance for credit losses is $.782 million and $14.189 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans for the year ended December 31, 1998 approximated $13.431 million. For the year ended December 31, 1998, the Company recognized interest income on those impaired loans of $.988 million, which included $.990 million of interest income recognized using the cash basis method of income recognition.

At December 31, 1997, the recorded investment in impaired loans was $11.040 million (of which $2.987 million were on a nonaccrual basis). Included in this amount was $1.532 million of impaired loans for which the relative allowance for credit losses is $.705 million and $9.508 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans for the year ended December 31, 1997 approximated $10.895 million. For the year ended December 31, 1997, the Company recognized interest income on those impaired loans of $.712 million, which included $.739 million of interest income recognized using the cash basis method of income recognition.

INVESTMENT PORTFOLIO AND OTHER EARNING ASSETS

The second largest component of earning assets is investment securities. In terms of average daily balances, investment securities represent 24% of the Company's total assets and 27% of its earning assets. The Company's investment portfolio is comprised predominantly of United States Government and Federal Agency obligations. The Company's portfolio is designed to enhance liquidity while providing acceptable rates of return. By achieving this, the investment portfolio helps promote the Company's asset/liability management.

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities to maturity on a longer term basis, they are classified as investments held-to-maturity and carried at amortized historical cost. Debt securities purchased for an indefinite period of time, including securities that management intends to utilize as part of its asset/liability strategy, or which may be sold for various reasons, and marketable equity securities are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale, net of the related tax effect, are carried as a separate component of shareholders' equity.

                       TABLE VIII-Investment Securities
                           (In Thousands of Dollars)

                                           U.S.       Federal       State &    Other                        Weighted
                                           Treasury   Agencies      Municipal  Securities      Total        Yield
DECEMBER 31, 1998
Maturity:
Within 1 Year...........................   $ 6,004    $  9,279      $ 2,404    $    0          $ 17,687      5.96%
After 1 Year Through 5 Years............       996      59,398        3,891         0            64,285      6.00%
After 5 Years Through 10 Years..........         0      57,573        1,149         0            58,722      6.42%
After 10 Years..........................         0      16,216        1,459     4,128            21,803      6.46%
                                           -------    --------      -------    ------          --------      -----
Total carrying value....................   $ 7,000    $142,466      $ 8,903    $4,128          $162,497      6.21%
                                           =======    ========      =======    ======          ========      =====
Estimated fair value....................   $ 7,068    $142,973      $ 8,846    $4,129          $163,016
Yield at purchase.......................      6.27%       6.26%        5.29%     6.54%             6.21%
Average maturity (in years).............       .58        5.89         7.62     21.08              6.14

DECEMBER 31, 1997
Total carrying value....................   $14,084    $133,484      $ 8,692    $4,165          $160,425      6.31%
Estimated fair value....................   $14,125    $133,657      $ 8,707    $4,170          $160,659
Purchase yield..........................      5.94%       6.40%        5.30%     6.49%             6.31%
Average maturity (in years).............       .88        4.38         8.59     21.27              4.74

DECEMBER 31, 1996
Total carrying value....................   $ 8,967    $122,867      $10,842    $5,304          $147,980      6.36%
Estimated fair value....................   $ 8,963    $122,657      $10,905    $5,313          $147,838
Purchase Yield..........................      5.61%       6.38%        5.93%     6.77%             6.36%
Average Maturity (in years).............      1.04        3.53         6.34     22.18              4.25

During 1998, the Company increased its investment holdings by approximately $2.072 million. Investment in U.S. Treasury issues decreased approximately $7.084 million to comprise approximately 4% of the total portfolio (down from 9% in the prior year). Investment in Federal Agency issues increased approximately $8.982 million in 1998 from 1997, representing approximately 88% and 83% of the investment portfolio mix for both years, respectively. Investment in State & Municipal issues increased $211 thousand in 1998 from 1997 representing approximately 5% of the investment portfolio for both years. Investments in other securities declined nominally in terms of volume ($37 thousand decrease in 1998) approximating less than 3% of the total investment portfolio.

During 1997, the Company increased its investment holdings by approximately $12.445 million. Investment in U.S. Treasury issues increased approximately $5.117 million to comprise approximately 9% of the total portfolio (up from 6% in the prior year). Investment in Federal Agency issues increased approximately $10.617 million in 1997 from 1996, representing approximately 83% of the investment portfolio mix for both years. Investment in State & Municipal issues declined $2.150 million in 1997 from 1996 representing approximately 5% of the investment portfolio (down from 7% in the prior year). Investments in other securities declined in terms of both volume ($1.139 million decrease) and proportion of the investment portfolio (approximately a 1% drop) in 1997 from prior year levels.

The Company's investment in federal funds sold decreased in 1998 in terms of both average balances and year end levels. For the year, average federal funds sold were approximately $11.426 million lower in 1998 than in 1997. The level for December 31, 1998 was approximately $3.935 million lower than for the same point in time in 1997.

Any assessment of the Company's activity in federal funds investments needs to be evaluated in the context of evolving economic market forces, evolving alternative sources of short term investments, and the Company's overall asset/liability management. Management desires to maintain federal funds sold levels high enough to maintain sufficient liquidity, while balancing these liquidity needs with a desire to maintain an adequate return on earning assets. At the declining interest rate levels prevalent in 1998 the differential between yields on federal funds sold and investment securities falling within the existing parameters of the Company's investment policy was often minimal, providing little incentive for committing substantial amounts of funds to either alternative. Complicating the situation was the fact that the declining interest rate environment exerted additional pressure on the investment portfolio's overall yield by generating a significant amount of call activity for those classes of securities that had call features. To provide protection for the yield in its investment portfolio, the Company found itself forced both to extend maturities on its 1998 purchases and to pay a premium for what call protection it could find. In addition, the Company also found that overnight deposits at F.H.L.B. Pittsburgh provided essentially the same liquidity as federal funds positions with slightly better yields. In addition, despite generally lower interest rate levels for 1998 and an increasingly competitive lending environment producing generally lower loan yields for the same period, strong loan demand continued to make lending the more lucrative option in 1998 than any other investment options.

DEPOSITS

The Company primarily uses deposits to fund its lending activities and investment portfolio. Deposit accounts, including checking, savings, and certificates of deposit, are obtained primarily from the market area which the Company serves. Average deposits increased approximately $32.632 million or 6.2% from 1997 levels. Growth of core business in both the Company's mature and newer markets accounted for most of the increase. Overall, funds proved more expensive for 1998 than for 1997, with the cost of interest bearing liabilities experiencing a 13 basis point increase in the current year. Consolidated jumbo certificates of deposit as of December 31, 1998 and 1997 were $129.267 million and $111.538 million, respectively. Jumbo certificates are defined as deposits with minimum denominations of $100 thousand and maximum maturities of one year. Table XII in the section entitled "Market Risks" provides the maturity schedule and the average cost weighted by dollars within each maturity distribution for Time Deposits in excess of $100,000.

For 1997, average deposits increased approximately $34.334 million or 6.9% from 1996 levels. The inclusion of Kentucky numbers for the full twelve month period in 1997 instead of the nine and one-half month period for 1996 accounted for part of the increase. Growth of core business accounted for the remainder. Despite a generally softer overall interest rate environment in 1997, increasing competitive pressure in these markets increased overall cost of funds for the Company by forty-four basis points (or 11.5%). Consolidated jumbo certificates of deposit as of December 31, 1997 and 1996 were $111.538 million and $111.305 million, respectively.

OTHER BORROWINGS

Short-term borrowings consist of the Treasury Tax and Loan Account, Commercial Repurchase Agreements, and Borrowings from F.H.L.Bs and others. The amount in the Treasury Tax and Loan accounts is directly related to the amount of payroll in the market area and the frequency of government withdrawals. Commercial Repurchase Agreements represent overnight transactions whereby certain commercial customers invest in liquid interest-bearing liabilities.

Average Commercial Repurchase Agreements decreased approximately $161 thousand in 1998 (1.1%), after increasing approximately $3.696 million (or 34.4%) in 1997. As a general rule, an decreasing interest rate environment and generally better liquidity characteristics make Commercial Repurchase Agreements a much more attractive and viable investment alternative in the type of economic environment experienced in 1998 and 1997 compared to 1996. Average Short-term Borrowings from F.H.L.B. were insignificant for most of 1998. The Bank did have an overnight draw outstanding on at F.H.L.B. Pittsburgh at December 31, 1998, which management had determined would be repaid in the first week of 1999.

                    TABLE IX.- Short-Term Borrowings
                           (In Thousands of Dollars)

                                          1998            1997            1996
TREASURY TAX AND LOAN ACCOUNT:  AMOUNT    RATE   AMOUNT   RATE   AMOUNT   RATE
As of Year-End..............  $ 1,262    4.26%   6,838    5.25%  $ 8,101  3.62%
Average Balance.............    1,882    5.70%   2,495    5.25%    3,105  3.88%
Maximum Month End...........    6,734            7,203             8,101

COMMERCIAL REPURCHASE
   AGREEMENTS:
As of Year-End..............     $13,658  2.89%  $14,588  3.47%  $10,118  3.19%
Average Balance.............      14,285  2.94%   14,446  2.89%   10,750  3.53%
Maximum Month End...........      16,498          16,358          13,413

F.H.L.B. BORROWINGS AND
   OTHER:
As of Year-End..............     $ 5,000  4.95%  $ 7,500  5.63%  $ 5,000  3.61%
Average Balance.............          48  5.75%       41  6.86%       41  5.78%
Maximum Month End...........       5,000           7,500                 5,000

On March 15, 1996, the Company executed a note payable for $8.0 million. The note repayment schedule was amortized for a ten year payback priced at 7.75%. The loan will reprice only at its five year anniversary date on the basis of a 200 basis point differential over the five year Treasury Note.

As of December 31, 1998, the Bank had outstanding obligations of $6.559 million to Federal Home Loan Bank of Pittsburgh on repayment schedules ranging from a one year bullet to a ten year amortizing payback. The section entitled "Market Risks" depicts the annual principal due distribution on such obligations.

                  TABLE X.- Long-Term Borrowings
                           (In Thousands of Dollars)

                                    1998            1997            1996
NOTE PAYABLE:
As of Year-End...........   $6,345  7.75%   $6,991  7.75%   $7,579  7.75%
Average Balance..........    6,685  7.75%    7,283  7.75%    6,167  7.75%
Maximum Month End........    6,937           7,529           8,000     -

F.H.L.B. BORROWINGS AND
   OTHER:
As of Year-End...........   $6,559  6.23%   $1,170  6.23%   $    0     -
Average Balance..........    6,522  6.01%       32  6.23%        0     -
Maximum Month End........    6,689           1,170                     0

ASSET/LIABILITY MATURITY AND RATE SENSITIVITY

Asset and liability management is responsible for the planning, implementation, and control processes for determining asset mix and maturity features relative to liability maturities in such a way that net interest margin will be maximized. A major tool for such a process is gap management of the Company's interest sensitive assets to interest sensitive liabilities.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest sensitive assets. During a period of rising interest rates, a negative gap would be expected to adversely affect net interest income while a positive gap would be expected to result in an increase in net interest income. During a period of falling rates, a negative gap would be expected to result in an increase in net interest income while a positive gap would be expected to adversely affect net interest income.

The Company is liability sensitive in the one year and under category, or "negatively gapped". Accordingly, a decrease in interest rates should benefit the Company while an increase in interest rates will exert pressure on the net interest margin. The earnings of the Company are sufficient to withstand the short-term negative gap position, should a moderate increase in interest rates occur. Should a large rate increase occur, management would consider liquidating available-for-sale investments and loans or borrowing from F.H.L.B. These proceeds would be placed in short-term investments.

The Company's management recognizes the exposure that exists from the concentration of large "jumbo" certificates of deposit, and as part of the asset/liability policy matches both rates and maturities so the Company will not have a liquidity problem or allow income to be significantly affected by a change in interest rates. Management feels that the cash position is strong enough to cover any payments necessary on "jumbo" certificates. In addition, management feels that a major portion of the transaction accounts have attributes of core deposits and, therefore, are not extremely interest sensitive.

The following table sets forth the amount of interest earning assets and interest bearing liabilities outstanding at December 31, 1998 distributed on the basis of contractual maturities and/or scheduled rate adjustments in the periods of time designated.

                TABLE XI-Asset and Liability maturity and Rate Sensitivity
                           (In Thousands of Dollars)


                            0-90       91-180    181-365       Total         1-5        Over
                            Days        Days       Days        1 Year      Years       5 Years    Total
                         ----------  ---------  ---------    ---------    --------    --------   --------
Earning Assets
Loans..................    $105,505    $29,470  $  48,961    $ 183,936    $208,567    $ 56,047   $448,550
Investments............       4,356      3,506      9,825       17,687      64,285      80,525    162,497
Interest Bearing
 Deposits..............      13,856          0          0       13,856           0           0     13,856
Fed Funds Sold.........         485          0          0          485           0           0        485
                          ---------    -------  ---------    ---------    --------    --------   --------
Total Earning
Assets.................     124,202     32,976     58,786      215,964     272,852     136,572    625,388

Liabilities
Savings & Transaction
accounts...............     171,846          0          0      171,846           0           0    171,846
CDs > 100,000..........      30,287     20,727     41,214       92,228      35,943       1,096    129,267
Other Time.............      40,001     39,227     83,665      162,893      41,120         123    204,136
                          ---------    -------  ---------    ---------    --------    --------   --------
Total Deposits.........     242,134     59,954    124,879      426,967      77,063       1,219    505,249
Other Borrowings.......      20,337        426      2,071       22,834       7,124       2,996     32,954
                          ---------    -------  ---------    ---------    --------    --------   --------
Total Interest
bearing
Liabilities............     262,471     60,380    126,950      449,801      84,187       4,215    538,203
                          ---------    -------  ---------    ---------    --------    --------   --------

Interest Sensitivity
Gap....................    (138,269)   (27,404)   (68,164)    (233,837)    188,665     132,357     87,185
                          =========   ========  =========    =========    ========    ========   ========
Cumulative Gap.........   $(138,269)  (165,673)  (233,837)    (233,837)    (45,172)     87,185     87,185
                          =========   ========  =========    =========    ========    ========   ========
Cumulative Gap as %
of Total earning
 Assets                      (22.11%)   (26.49%)   (37.39%)     (37.39%)     (7.22%)     13.94%     13.94%
                          =========   ========  =========    =========    ========    ========   ========


The Company does not manage its interest rate risk simply by employing static maturity and repricing reports. The Company also employs a dynamic modeling process that projects the impact of different interest rate scenarios on earnings and Return on Assets over a twelve month period. A substantial portion of the Company's loans and deposits come from its retail base and does not automatically reprice on a contractual basis in reaction to changing interest rate levels. Accordingly, the Company has not experienced the earnings volatility suggested by its liability sensitive gap position depicted above. The Company has maintained a net interest margin in excess of 5.00% in each of the last eight years and has been able to maintain adequate liquidity to provide for changes in interest rates and for changes in loan and deposit demands.

The earnings simulation models that the Company employs incorporate assumptions based on historical experiences involving customer behavior and funds disintermediation in a variety of interest rate environments. They also reflect the Company's pricing position versus both local in-market competition and broader out-of-market alternatives.

MARKET RISKS

The Company's success is dependent on its ability to manage interest rate risk. Interest rate risk (IRR) can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Other risks, namely credit risk and liquidity risk, are inherent in the normal course of business in the industry in which the Company operates. However, it is management's conviction that IRR provides the most significant market risk to the Company with far more potential to materially and immediately effect both the overall financial condition and results of operations. The Company does not engage in any trading activities, so it possesses no exposure to market risk via this type of activity. Furthermore, the Company does not currently utilize any financial derivatives to manage either market risk or IRR risk.

The Company's IRR management is the ultimate responsibility of the Board of Directors. The Asset/Liability Management Committee (ALCO) maintains the ongoing responsibility for measuring, monitoring, and managing the functions and processes inherent in IRR oversight. Among other things, this includes monitoring the Company's gap, as described above, and sensitivity to IRR by subjecting the balance sheets of the Company's major affiliates to interest rate shocks, employing simulation models mentioned earlier. Rate shock involves the complete adjustment in market rates of various magnitude on a static balance sheet over a specified period of time (twelve months). The impact of such adjustments on the Company's net interest income, interest income, return on assets, and economic value are evaluated within the contexts of compliance with parameters established by Company policies. The Company's simulation model is based on actual maturity (for fixed rate components) and repricing (for variable rate components) characteristics of interest sensitive assets and liabilities. The model anticipates the impact of changing interest rates on prepayment speed and potential runoff of assets and liabilities. The model also incorporates assumptions concerning prepayment rates based on historical prepayment speeds. The model further makes allowances for unique products in the Company's business mix to be accorded special treatment in the earnings simulations based on unique characteristics. Assumptions incorporated are inherently uncertain and, as a result, the model can not precisely measure net income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results may differ from simulated results due to such factors as timing, magnitude and frequency of interest rate changes, changes in market conditions, and changes in management strategies. Earnings simulations are performed assuming 100 and 200 basis point shocks up and down.

Company policy measures acceptable levels of interest rate sensitivity to the above shocks as a percent of change in net interest income, as a percent of change in pretax net income, and as a percent of change in return on average assets. Acceptable levels of sensitivity per current policy are +/- 8 percent of net interest income, +/- 20 percent of pretax net income, and +/- 20 percent of return on average assets. Based on the 100 and 200 basis point shock tests performed on balance sheets of the Company's material operating subsidiaries (the Bank and FSB) as of December 31, 1998, management does not believe that any parameter being evaluated for change via the simulation modeling would generate any changes to the consolidated Company measured parameters that would be out of tolerance with accepted Company policies.

Shock tests based on 100 and 200 basis point changes were performed on the Company's two major subsidiaries as of December 31, 1998. In terms of impact on pretax earnings, the maximum exposure to pretax earnings was determined to exist in a scenario assuming a 200 basis point rate increase ($1.75 million reduction in pretax earnings). In a declining rate environment, a scenario assuming a 200 basis point decrease improved pretax earnings by $1.85 million.

Table XII following represents the contractual balances of the Company's balance sheet financial instruments at the expected maturity (or repricing date where appropriate) as well as the fair value of these balance sheet instruments as of December 31, 1998 and December 31, 1997.

   Table XII - Financial Asset/Liability Maturity/Repricing

               For the year ended December 31, 1998
                   Year of Maturity/Repricing

                                                                                      There-                  Fair
                               1999        2000       2001       2002      2003       after       Total       Value
Financial Assets:
Cash & Due From              $     -    $      -   $      -   $      -   $      -    $ 22,420    $ 22,420    $ 22,420
 Ave Wtd Rate                      -           -          -          -          -           -           -
Fed Funds Sold                   485           -          -          -          -           -         485         485
 Ave Wtd Rate                   4.75%          -          -          -          -           -        4.75%
Interest Bearing
Deposits                      13,855           -          -          -          -           -      13,855      13,855
 Ave Wtd Rate                   4.75%          -          -          -          -           -        4.75%
Available-for-sale
 Securities                                                                                        50,521      50,521
U.S. Governments               1,004           -          -          -          -           -       1,004
 Ave Wtd Rate                   6.27%          -          -          -          -           -        6.27%
Federal Agencies               3,971       5,010      9,073      4,971      3,224      14,963      14,963
 Ave Wtd Rate                   5.92%       6.01%      5.59%     6.00%       6.25%       6.58        6.11%
State & Municipal                860         892        203        846         622      1,494       4,930
 Ave Wtd Rate                   4.47%       4.14%      4.10%      4.03%       3.88%      4.19%       4.16%
Other                              -           -          -          -           -      3,388       3,388
 Ave Wtd Rate                      -           -          -          -           -       6.21%       6.21%
Held-til-maturity
  Securities                                                                                      111,976     112,495
U.S. Governments               5,000         996          -          -          -           -       5,996
  Ave Wtd Rate                  6.31%       6.06%         -          -          -           -        6.27%
Federal Agencies               5,308      12,964      6,198      7,494     10,464      58,826     101,254
  Ave Wtd Rate                  5.84%       6.01%      6.25%      6.30%      6.41%       6.43%       6.33%
State & Municipal              1,544         497        492        339          -       1,114       3,986
  Ave Wtd Rate                  5.30%       5.03%      5.11%      5.27%         -        7.76%       5.93%
Other                              -           -          -          -          -         740         740
  Ave Wtd Rate                     -           -          -          -          -        7.67%       7.67%

Total Loans, Net                                                                                  441,830     443,099
Commercial Loans
  Fixed Rate                  16,875      13,830      7,675      5,060      7,070       4,284      54,794
  Ave Wtd Rate                  9.01%       9.80%      9.89%      9.65%      9.25%       9.13%       9.37%
  Variable Rate               75,915          77        779         16         85         161      77,033
  Ave Wtd Rate                  8.47%      10.01%      7.63%     10.55%      9.80%      11.27%       8.47%
Nonaccrual                         -           -          -          -          -       4,421       4,421
Real Estate Loans
  Fixed Rate                  27,365      21,705     18,447     17,981     10,048      60,060     155,606
  Ave Wtd Rate                  9.49%      10.12%      9.94%      9.88%      8.94%       8.62%       9.09%
  Variable Rate               25,458       1,482        215        134         22          67      27,378
  Ave Wtd Rate                  8.67%       8.30%      8.11%      8.72%      8.99%       8.05%       8.64%
Nonaccrual                         -           -          -          -          -         191         191
Consumer Loans
  Fixed Rate                  36,506      29,755     22,348     14,814      7,495       2,459     113,377
  Ave Wtd Rate                 11.33%      11.27%     11.00%     10.74%     10.52%       9.94%      11.09%
  Variable Rate                6,355         937        333        182        105           -       7,912
  Ave Wtd Rate                 10.72%       9.84%     11.48%     13.58%     10.23%          -       10.70%
Nonaccrual                         -           -          -          -          -         175         175
Open Ended Consumer Loans
  Fixed Rate                   1,320         441          5          1          -           -       1,767
  Ave Wtd Rate                 17.59%      17.49%     17.86%     18.00%         -           -       17.57%
Variable Rate                    300         280        266        255        244       4,552       5,896
  Ave Wtd Rate                 14.45%      14.39%     14.39%     14.39%     14.39%      14.39%      14.40%

Financial Liabilities

Demand Deposits (with no
stated maturity)                   -           -          -          -          -      72,295      72,295      72,295
Interest Bearing
Transaction Accts             82,411           -          -          -          -           -      82,411      82,411
  Ave Wtd Rate                  3.60%          -          -          -          -           -        3.60%
Savings Deposits              89,435           -          -          -          -           -      89,435      89,435
  Ave Wtd Rate                  3.10%          -          -          -          -           -        3.10%
Time Deposits                                                                                     333,403     337,214
Time Deposits over
 $100,000                     94,788      21,734      8,368      1,290      4,551       1,096     131,827
 Ave Wtd Rate                   5.63%       6.00%      5.68%      6.67%      5.78%       6.23%       5.64%
Other Time
 Deposits                    160,332      30,389      6,979      2,192      1,561         123     201,576
 Ave Wtd Rate                   4.94%       5.76%      5.60%      6.12%      5.33%       5.74%       5.11%

                                                                                      There-                  Fair
                               1999        2000       2001       2002      2003       after       Total       Value
Other Borrowings:

Short Term Borrowings:
Commercial Repurchase
Agreements                    13,658           -          -          -          -           -      13,658      13,658
 Ave Wtd Rate                   2.89%          -          -          -          -           -        2.89%
F.H.L.B. Advances              5,000           -          -          -          -           -       5,000       5,000
 Ave Wtd Rate                   5.50%          -          -          -          -           -        5.50%
Other                          1,262           -          -          -          -           -       1,262       1,262
 Ave Wtd Rate                   4.38%          -          -          -          -           -        4.38%
Long Term Borrowings:
F.H.L.B. Borrowings            2,224       1,085      1,151      1,218        309         572       6,559       6,648
 Ave Wtd Rate                   5.46%       5.80%      5.80%      5.80%      5.94%       6.23%       5.73%
Long term Notes                  820         746        805        870        940       2,294       6,475       6,475
 Ave Wtd Rate                   7.75%       7.75%      7.75%      7.75%      7.75%       7.75%       7.75%


               For the year ended December 31, 1997
                 Year of Maturity/Repricing

                                                                                      There-                  Fair
                               1999        2000       2001       2002      2003       after       Total       Value
Financial Assets:
Cash & Due From              $     -    $      -   $      -   $      -   $      -    $ 22,570    $ 22,570    $ 22,570
 Ave Wtd Rate                      -           -          -          -          -           -           -
Fed Funds Sold                 4,420           -          -          -          -           -       4,420       4,420
 Ave Wtd Rate                   5.38%          -          -          -          -           -        5.38%       5.38%
Interest Bearing
Deposits                      14,299           -          -          -          -           -      14,299      14,299
 Ave Wtd Rate                   5.78%          -          -          -          -           -        5.78%

Available-for-sale
 Securities                                                                                        24,881      24,881
U.S. Governments               1,001       2,020          -          -          -           -       3,021
 Ave Wtd Rate                   6.02%       6.18%         -          -          -           -        6.13%
Federal Agencies               2,851       2,984      2,002          -          -       8,094      15,931
 Ave Wtd Rate                   5.47%       6.14%      6.04%         -          -        6.85%       6.37%
State & Municipal              1,142       1,293         25        100        171         497       3,228
 Ave Wtd Rate                   4.38%       4.54%      4.25%      4.70%      4.83%       4.58%       4.51%
Other                              -          -           -          -          -       2,701       2,701
 Ave Wtd Rate                      -          -           -          -          -        6.64%       6.64%

Held-til-maturity
 Securities                                                                                       135,544     135,778
U.S. Governments               6,082       3,985        996          -          -           -      11,063
 Ave Wtd Rate                   5.55%       6.37%      6.06%         -          -           -        5.89%
Federal Agencies              14,376      10,381     20,178     16,751     21,692      34,175     117,553
 Ave Wtd Rate                   5.70%       6.02%      6.38%      6.23%      6.39%       6.94%       6.41%
State & Municipal              1,421       1,564        502        955          -       1,022       5,464
 Ave Wtd Rate                   4.94%       5.23%      5.03%      5.09%         -        5.71%       5.35%
Other                              -         189          -          -          -       1,275       1,464
 Ave Wtd Rate                      -        4.94%         -          -          -        6.38%       6.20%

Total Loans, Net                                                                                  397,633     398,214
Commercial Loans
 Fixed Rate                   14,518       9,572     12,596      4,080      3,701       4,599      49,066
 Ave Wtd Rate                  11.64%      10.23%      9.65%     10.20%      9.97%       9.34%      10.46%
Variable Rate                 68,036         176         62        119          -           -      68,393
 Ave Wtd Rate                   9.72%       9.02%      9.68%      6.00%         -           -        9.73%
Nonaccrual                         -           -          -          -          -       1,540       1,540

Real Estate Loans
 Fixed Rate                   23,136      26,651     21,530     16,113     16,740      16,495     120,665
 Ave Wtd Rate                  12.51%      11.28%     11.75%     11.39%     11.64%       9.25%       9.87%
Variable Rate                 30,467       3,900        968        132        134          64      35,665
 Ave Wtd Rate                   9.39%       8.66%     10.48%     10.44%     10.42%       8.39%       9.73%
Nonaccrual                         -          -          -           -          -         960         960
Consumer Loans
 Fixed Rate                   39,987      30,368     20,638     12,858      6,369       1,714     111,934
 Ave Wtd Rate                  11.73%      11.40%     11.06%     10.89%     11.06       11.11%      11.38%
Variable Rate                  6,986         775        420         98         79           -       8,358
 Ave Wtd Rate                   9.39%       8.66%     10.48%     10.44%     10.42%       8.39%       9.73%
Nonaccrual                         -           -          -          -          -         487         487
Open Ended Consumer Loans
 Fixed Rate                      164         161        157        153        149       5,802       6,586
 Ave Wtd Rate                  17.73%      17.73%     17.73%     17.73%     17.73%      17.73%      17.73%

                                                                                      There-                  Fair
                               1999        2000       2001       2002      2003       after       Total       Value
Financial Liabilities
Demand Deposits (with no
 stated maturity)                  -           -          -          -          -      77,698      77,698      77,698
Interest Bearing
Transaction Accts             76,624           -          -          -          -           -      76,624      76,624
 Ave Wtd Rate                   3.76%          -          -          -          -           -        3.76%
Savings Deposits              76,999           -          -          -          -           -      76,999      76,999
 Ave Wtd Rate                   3.10%          -          -          -          -           -        3.10%

Time Deposits                                                                                     303,953     306,423
Time Deposits over
 $100,000                     79,092      21,077      8,473        351      2,545           -     111,538
 Ave Wtd Rate                   5.59%       6.19%      6.16%      6.67%      5.40%          -        5.77%
Time Deposits                133,654      37,936     16,283      2,028      2,037         477     192,415
 Ave Wtd Rate                   5.18%       5.93%      5.93%      5.85%      5.76%       6.24%       5.33%

Other Borrowings:
Commercial Repurchase
Agreements                    14,431           -          -          -          -           -      14,431      14,431
 Ave Wtd Rate                   3.47%          -          -          -          -           -        3.47%
F.H.L.B. Advances              7,500           -          -          -          -           -       7,500       7,500
 Ave Wtd Rate                   5.63%          -          -          -          -           -        5.63%
Other                          6,646           -          -          -          -           -       6,646       6,646
 Ave Wtd Rate                   5.25%          -          -          -          -           -        5.25%
Long-term Borrowings             718         782        848        914        986       3,913       8,161       8,021
 Ave Wtd Rate                   7.58%       7.58%      7.57%      7.58%      7.58%       7.48%       7.53%

While various simulation model tests have produced outcomes that are within tolerance of Company policy, management acknowledges the fact that the economic and competitive environment of the past year has created constraining pressures on the Company's net interest margin and, by extension, its net income. Accordingly, the Company seeks to maintain a comfortable balance between yields on its earning assets and its requirements for liquidity. Similarly, the Company strives to maintain its core funding base in the face of proliferating sources of competition without sacrificing prudent pricing strategies. The Company views its investment portfolio primarily as a source of liquidity and safety. Consequently, it does not normally adjust the portfolio to changes in the yield curve to improve or enhance yields beyond repricing maturing securities. Approximately 85% of the Company's consumer and real estate loans are fixed rate instruments with projected cash flows and maturities of much longer duration than the deposits and other borrowings with which they are funded. This imbalance between loan and funding cash flows became more pronounced in the low interest rate environment prevalent in 1998. Time deposits increased approximately $29.450 million in 1998 over 1997 year end levels. Time deposits maturing in less than one year increased approximately $42.374 million over the same time interval. At the same time, loans scheduled for maturity or repricing within a one year time frame increased only $6.8 million. Obviously, such a liability sensitive mismatch incurs a certain amount of interest rate risk should rates on funding rise before the loans mature or pay off. Part of this potential risk is offset by a commercial loan portfolio that is approximately 60% variable, most immediately repriceable. The Company also increased its positions slightly in long term borrowings from F.H.L.B. in 1998. However, just as the interest rate environment of 1998 encouraged borrowers to tie up low rates for longer periods of time, it similarly discouraged investors and depositors from applying the same time horizon to their investment decisions. This inevitable mismatch and the Company's increasing vulnerability to short term interest rate increases characterize the greatest interest rate risk issue facing the Company.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to satisfy demands for deposit withdrawals, lending commitments, and other needs. The Company's liquidity is based on a stable deposit base. Additionally, the Company holds certain liquid assets such as cash and federal funds sold to help meet certain liquidity needs. In addition, the Company holds other marketable assets which can easily be converted to cash if the need arises. The Company continues to have the ability to attract short-term sources of funds such as repurchase agreements to help meet its liquidity needs.

In December of 1993, the Bank acquired membership in the Federal Home Loan Bank "F.H.L.B." of Pittsburgh. This move has had two beneficial consequences for the Company. First of all, from an investment perspective the equity position in F.H.L.B. has provided a strong and steady source of dividend income. Secondly, membership in F.H.L.B. of Pittsburgh improves the Company's ongoing ability to manage liquidity via access to an immediate line of credit and other sources of borrowings. As of December 31, 1998, the Bank had an unused $184 million borrowing capacity with F.H.L.B. of Pittsburgh.

In January of 1994, FSB acquired membership in the Federal Home Loan Bank "F.H.L.B." of Cincinnati. FSB's charter under the Office of Thrift Supervision and consequent status as a Qualified Thrift Lender mandated this investment, but it will derive essentially the same benefits in terms of income, liquidity, and asset/liability management as outlined in the previous paragraph.

The Company's cash and cash equivalent position (defined as the sum of cash, due from banks, interest bearing deposits in other banks, and federal funds sold) is a function of its operating, investing, and financing activities. Cash and cash equivalents from operating activities have been relatively stable the last three years producing levels of approximately $12.853 million, $9.8 million, and $10.700 million in 1998, 1997, and 1996, respectively. Net cash and cash equivalents used in investing activities approximated $52.399 million, $42.635 million, and $26.599 million for 1998, 1997, and 1996. Loan and investment security funding activities are the primary components of investing activities. Financing activities provided the Company approximately $36.198 million, $9.513 million, and $33.591 million in cash and cash equivalents in 1998, 1997 and 1996, respectively. With the exception of 1996, when the Company generated an approximately $26.396 million increase in cash and cash equivalents via proceeds from a long term note and preferred stock issue, both related to the acquisition of Kentucky, financing activity has been predominantly a deposit and short term borrowing function.

A central principle in the Company's capital planning process is to attain sufficiently high levels of profitability to insure that capital adequacy is maintained while generating a consistent flow of dividends. In December of 1992, provision of the FDIC Improvement Act of 1991 (the "Act") related to measurement and monitoring of capital levels became effective. It also mandated minimum levels of capital required for an institution to be rated on the basis of capital. Under final agency rules, an institution will be deemed to be "well capitalized", the highest rating attainable, if it maintains (i) a Risk-Based Capital Ratio in excess of 10%, (ii) a Tier 1 Risk-Based Capital Ratio in excess of 6%, and (iii) a Leverage Ratio in excess of 5%. On December 31, 1998 total equity as a percent of total assets, the "Leverage Ratio", for the Company approximated 10.04%. As far as the Company's three affected subsidiaries were concerned, their respective capital ratios are as follows:

                                 Matewan       Matewan      Matewan           To Be
                              BancShares      National         Bank            Well
                                                  Bank          FSB     Capitalized
Total Capital to Risk
Weighted Assets                   13.77%        13.41%       12.99%          10.00%
Tier 1 Capital to Risk
Weighted Assets                   12.52%        12.16%       12.04%           6.00%
Tier 1 Capital to
Average Assets                     8.57%         8.19%        7.76%           5.00%

All measures are substantially in excess of minimum levels required under the Act. Increases in capital levels in the past several years have been due to the substantial accumulation of income retained after the payment of dividends.

On March 4, 1996, the Company closed a stock offering for a new class of 7.5% Cumulative Convertible Preferred Stock, Series A. Concurrent with this closing and the underwriter's subsequent overallotment option, the Company issued 805,000 shares of preferred stock and received a net capital infusion of approximately $18.396 million, representing the total net proceeds to the Company. The Company may not force conversion on this class of stock until March 0f 2000, although preferred shareholders may force conversion anytime. Since 1996, the Company repurchased 187,242 shares of the preferred class for approximately $5.171 million in open market and privately negotiated exchanges.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, the amount by which the interest income generated from earning assets exceeds the interest expense associated with funding those assets, is the most significant component of net income.

Net interest income for 1998 was $30.477 million, an increase of approximately 3.4% over the 1997 level. As was noted in the discussion related to Table II, the net interest margin declined nineteen basis points in 1998 from the 1997 level. The increase experienced in 1998 for interest income (6.5% increase) was accompanied by a decline in yield on earning assets (six basis points). Most of the increase in dollar volume was loan driven. Average loans outstanding for 1998 increased approximately $38 million, more than compensating for a fifteen basis point decline in yield on loans. However the impact of any increases in interest income on net interest income was diluted by 1998 increases in overall interest expense (10.4% increase) and the cost of interest bearing liabilities (thirteen basis points). Average funds for the year increased approximately $36 million in 1998. Net interest margin was nineteen basis points lower in 1998 than in 1997 (5.10% versus 5.29%).

Interest income for 1998 increased approximately $3.354 million in 1998. Loan interest income, despite a decrease in yields, improved approximately $3.5 million in 1998. Competition for loan business in particular intensified on both a regional and national basis. The Company found itself facing intense rate pressure from traditional local competitors and an expanding array of out-of-area financial service concerns. Investment security interest experienced a $91 thousand improvement in 1998. Increases in volumes in investment securities were more than sufficient to offset a twenty-five basis point decline in yield on the investment portfolio. Interest on federal funds sold declined $516 thousand, a function of average lower fed funds balances and a declining interest rate environment. Increases in interest income from interest bearing deposits produced approximately $273 thousand in additional interest income in 1998, with most of the gain being volume driven.

Interest expense for 1998 increased approximately $2.349 million. Approximately 61% of the increase was attributable to time deposits, although all classes of fund sources experienced dollar volume increases. Average interest bearing liabilities increased approximately $36 million (8% increase) in 1998. Despite a generally declining interest rate environment, most classes of interest bearing liabilities experienced upward rate pressure. Generally higher competitive rates in the Company's local market area forced the Company to maintain a more aggressive rate posture than overall market conditions would have otherwise warranted.

Net interest income for 1997 was $29.472 million, an increase of approximately 7.2% over the 1996 level. As was noted in the discussion related to Table II, the net interest margin declined twenty basis points in 1997 from the 1996 level. Increases were experienced in 1997 for both interest income (12% increase) and yield on earning assets (eight basis points). Both increases were loan driven. However, the impact of both increases on net interest income was diluted by 1997 increases in overall interest expense (19% increase) and the cost of interest bearing liabilities (thirty-one basis points). Net interest margin was twenty basis points lower in 1997 than in 1996.

Improvements in interest income for 1997 were predominantly contributed by the loan portfolio. Eighty-one percent (81%) of the increase in interest income was attributable to the lending function. This increase represents an actual dollar amount of approximately $4.563 million. This increase was a function of both volume and rate. Average loan volume was in excess of twelve percent (12%) higher in 1997 than in 1996. The yield on the loan portfolio improved by three basis points over the same time period. Investment securities and fed funds sold contributed approximately $1.102 million in actual dollars (approximately 19%) to the 1997 increase in interest income. Income from interest bearing deposits registered a relatively insignificant $52 thousand decline in 1997.

Interest expense increased approximately $3.656 million (19%) in 1997 over 1996 levels. Approximately seventy-eight percent (78%) of the volume increase was attributable to higher costs on time deposits. Expense for savings deposits experienced a minimal decline as Company affiliates experienced some disintermediation from the savings deposits to the higher priced transactional product lines in the deposit portfolio. Correspondingly, interest bearing transactional deposits accounted for approximately seventeen percent (17%) of the increased interest expense.

The Company's net interest margin declined in 1997 approximately twenty basis points. Company net yield for 1997 was 5.29% as compared to 5.49% for 1996. The eight basis point improvement that the Company incurred on average earning assets was insufficient to overcome the thirty-one basis point increase it simultaneously incurred on its interest bearing sources of funds. The Company experienced a decrease in net interest margin in 1996 of approximately twenty-nine basis points. The net yield on earning assets for 1996 was 5.49% as compared to 5.78% for 1995. A twenty-one basis point decrease in the yield on average earning assets combined with a one basis point increase in the cost of average interest bearing liabilities was the primary reason for the decrease. Average non-interest bearing deposits, traditionally a source of low cost funds, increased 44.6% in 1996 from 1995. Kentucky was responsible for 87.1% of the increase. Further discussion of net interest income or its components is included in the sections titled "Summary Financial Results" or "Financial Condition".

     TABLE XIII-Volume Analysis of Changes in Interest Income and Expense
                           (In Thousands of Dollars)

                                                                                 1998 vs. 1997                 1997 vs. 1996
                                                                              Increase (Decrease)           Increase (Decrease)
                                              Interest Income/Expense           Due to Change In             Due to Change In
                                              1998      1997      1996     Volume    Rate      Total    Volume      Rate     Total
EARNING ASSETS
 Loans
  Commercial..............................  $11,821   $11,245   $10,158   $ 1,598  $(1,022)   $   576   $ 1,578   $  (491)  $ 1,087
   Real Estate............................   16,845    15,086    13,403     2,079     (320)     1,759     1,775       (92)    1,683
   Consumer...............................   15,986    14,815    13,022       298      873      1,171     1,016       777     1,793
                                            -------   -------   -------   -------  -------     ------  -------    -------   -------
TOTAL LOANS...............................   44,652    41,146    36,583     3,976     (470)     3,506     4,369       194     4,563
 SECURITIES:
   Taxable................................    9,338     9,158     8,248       580     (400)       180       683       227       910
   Tax-Exempt.............................      439       528       419      ( 97)       8        (89)       99        10       109
                                            -------   -------   -------   -------  -------     ------  -------    -------   -------
TOTAL SECURITIES..........................    9,777     9,686     8,667       483     (392)        91       782       237     1,019
FEDERAL FUNDS SOLD........................      561     1,077       994      (574)      58       (516)      156       (73)       83
Interest Bearing
  Balances with other Banks...............      361        88       140       298      (25)       273       (68)       16       (52)
                                            -------   -------   -------   -------  -------     ------  -------    -------   -------
TOTAL EARNING ASSETS......................   55,351    51,997    46,384     4,183     (829)     3,354     5,239       374     5,613
INTEREST BEARING LIABILITIES
  Demand Deposits.........................    2,969     2,848     2,217       148      269        121      438        193       631
  Savings Deposits........................    2,795     2,307     2,321       426       62        488      (14)         0       (14)

  Time Deposits...........................   17,666    16,221    13,337       968      477      1,445    2,087        797     2,884
  Purchase Funds..........................    1,444     1,149       994       400     (105)       295      (48)       203       155
                                            -------   -------   -------   -------  -------     ------  -------    -------   -------
  TOTAL INTEREST
  BEARING LIABILITIES.....................   24,874    22,525    18,869     1,646      703      2,349    2,463      1,194     3,656
                                            -------   -------   -------   -------  -------     ------  -------    -------   -------
NET INTEREST INCOME.......................  $30,477   $29,472   $27,515   $ 2,537  $(1,532)    $1,005  $ 2,776    $  (819)  $ 1,957
                                            =======   =======   =======   =======  =======     ======  =======    =======   =======


The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

OTHER INCOME

                           TABLE XIV - OTHER INCOME
                           (In Thousands of Dollars)

                                                                Increase (Decrease)
                                                       1998 Over 1997       1997 Over 1996
                            1998     1997     1996    Amount   Percent    Amount     Percent
Service Fees.............  $4,047   $4,096   $3,011   $(49)     (1.20%)   $ 1,085     36.03%
Other Income.............     466      562      553    (96)    (17.08%)         9      1.63%
Commission Income........     590      614      770    (24)     (3.91%)      (156)   (20.26%)
Gain on sale of assets...     237       94      365    143     152.13%       (271)   (74.25%)
                           ------   ------   ------   ----     ------     -------    ------
Total Other Income.......  $5,340   $5,366   $4,699    (26)      (.48%)   $   667     14.19%
                           ======   ======   ======   ====     ======     =======    ======

Non-interest income decreased less than 1% in 1998 from 1997 levels. Service fee income experienced a nominal decrease of approximately 1%. Other income experienced a decline of approximately 17%. Prior period levels of other income were stronger by comparison than current period levels due to the inclusion of some nonrecurring transactions relative to the Kentucky acquisition that were not repeated in 1998. Commission income was approximately 4% lower in 1998 than in 1997 due to the third consecutive year of declining volumes of credit insurance sales. In addition to tighter underwriting standards implemented in the prior two years by insurance providers for coverages in the Company's market area, competition from alternative sources and products for this particular line of service intensified. Gain on sale of assets increased approximately 152% in 1998 over 1997. Most of the increase was the result of the disposition of closed Company facilities.

Non-interest income increased approximately 14% in 1997 over 1996 levels. For 1997, service fee income increased approximately 36% due to increased volumes attendant with the growth experienced by the Company on deposit levels and the inclusion of Kentucky activity for the full twelve month period. Other income was nominally unchanged in 1997 from 1996. Commission income, predominantly credit insurance income, decreased approximately 20% in 1997, the second consecutive annual decline due, for essentially the same reasons given in the previous paragraph. Gain on sale of assets decreased approximately 74% due to a lower level of activity experienced at the Company in 1997 than for 1996.

OTHER EXPENSES

                           Table XV - Other Expenses
                           (In Thousands of Dollars)


                                                                   Increase (Decrease)
                                                           1998 Over 1997       1997 Over 1996
                             1998      1997      1996     Amount   Percent    Amount    Percent
Salaries and Benefits....  $ 8,277   $ 8,759   $ 7,877   $ (482)   (5.50%)   $  882      11.20%
Net Occupancy............    1,389     1,409     1,254      (20)   (1.42%)      155      12.36%
Equipment................    1,539     1,440     1,114       99     6.88%       326      29.26%
Data Processing..........    1,334     1,390     1,121      (56)   (4.03%)      269      24.00%
Telephone................      848       603       632      245    40.63%       (29)     (4.59%)
Marketing................      734       632       852      102    16.14%      (220)    (25.82%)
Loan Fees................      899       636       354      263    41.35%       282      79.66%
Legal & Auditing.........      517       703       465     (186)  (26.46%)      238      51.18%
Contract Labor...........      677       332       141      345   103.29%       191     135.46%
Goodwill & Intangibles...    1,120     1,168       984      (48)   (4.11%)      184      18.70%
Other....................    4,504     5,241     4,545     (737)  (14.06%)      696      15.31%
                           -------   -------   -------    -----   ------     ------     ------
                           $21,838   $22,313   $19,339     (475)   (2.13%)   $2,974      15.38%
                           =======   =======   =======    =====   ======     ======     ======

Total noninterest expenses decreased approximately 2% in 1998 from 1997 and increased approximately 15% in 1997 from 1996. The increase for 1997 is attributable to several factors, the primary one being the impact from Kentucky, from whom inclusion of a full year's worth of operations in 1997 was realized for the first time. Resolution of contingencies relating to the Kentucky operations resulted in estimated liabilities being reduced by $770 thousand. In addition, Company affiliates opened one new office in 1998 and two in 1997, none of which are in the stage where the revenue generated is sufficient to cover operating costs. Consequently most measures of overhead for the Company continue to be high by historic standards, although the rate of increase leveled off in 1998. The ratio of noninterest expense to average assets decreased to 3.29% in 1998 from 3.58% in

1997. The same ratio increased to 3.58% from 3.45% in 1997 from 1996.

The ability of the Company to maintain satisfactory profit margins is becoming increasingly vulnerable to its ability to control noninterest expenses. Increasing pressure on interest spreads would tend to place heavier reliance on maintaining control of these noninterest expenses. Increasing competitive pressures would tend to provide a greater incentive for a company to leverage these expenses over a wider range of business - maximizing the efficiency of such expenses. The "efficiency ratio" is determined by dividing the total noninterest expenses by the sum of net interest income and noninterest income. Generally, a ratio of below 50% is indicative of an extremely efficient operation. For the past three years, the Company possessed efficiency ratios of 60.03% in 1996, 64.05% in 1997, and 60.97% in 1998. The three year trend is largely a function of increased costs related to (i) the Kentucky acquisition, absorption, and merger, (ii) subsequent opening of twelve new offices since 1994, and (iii) the installation of a new telephone/communications system in 1997.

Salaries and benefits decreased approximately $482 thousand (5%) in 1998 after increasing approximately $882 thousand (11%) in 1997. Increasing efficiencies generated by the merger of Kentucky and the absorption of the FSB offices have been the primary reason for the decline in the face of expenses related to the new offices, increasing health-care expenses, and normal salary increases.

Net occupancy expenses decreased approximately $20 thousand (1%) in 1998 and increased $155 thousand (12%) in 1997. Capital expenditures related to the new offices and the new telephone system were the other major items contributing to the increase.

Equipment and furniture expense increased approximately 7% from 1997 to 1998 and approximately 29% from 1996 to 1997. Relocation of the Company operations center from Matewan to Pikeville was responsible for most of the increase. Kentucky related expenditures, capital expenditures related to the new offices, and the telephone usage account for most of the increase experienced in 1997.

Data processing expense decreased approximately 4% in 1998 following an increase of approximately 24% in 1997. Economies of scale created by the merger of Kentucky and the Bank were realized over the entire operating year in 1998. Kentucky consolidation, operation, and conversion expenses were the primary force behind the 1997 increases.

Telephone expense increased approximately 40% in 1998, after declining approximately 5% in 1997. Increased volume for a full year on the Company's new phone system were the primary reason for the increase.

Marketing expenses fluctuated with management's evaluation of the benefit to be gained from additional media exposure. Management determined that advertising expenditures could be employed more favorably in marketing projects in 1998. Therefore, advertising expense for 1998 increased approximately 16%. The decrease experienced for 1997 was a function of management's assessment that expenditures could be employed more favorably in other projects.

Fees paid for the origination and production of loans, predominantly real estate and automobile loans, increased approximately 41% in 1998 and 80% in 1997. Both increases were a function of the Company maintaining an aggressive and competitive lending program.

Legal and auditing expenses decreased approximately 26% in 1998 and increased approximately 51% in 1997. Legal expenses tend to be more volatile than auditing expenses due to the nature of ongoing litigation. Legal expenses are also a function of specific cases encountered in the normal course of business. Legal expenses were responsible for much of the volatility in this item.

Contract labor increased approximately 104% in 1998 after increasing approximately 135% in 1997. As the Company continued to outsource a significant number of operating functions over this period of time, increases in contract labor expense were realized accordingly.

Intangible expenses, mainly goodwill and core deposit intangibles, declined approximately 4% in 1998 following an increase of approximately 19% in 1997. The latter increase was mainly a function of the inclusion of goodwill and core deposit amortization attributable to the Kentucky acquisition for a full year for the first time in 1997.

Other expenses decreased approximately $737 thousand (14%) in 1998 after increasing approximately $696 thousand (15%) in 1997.

APPLICABLE INCOME TAXES

Income tax expense was $2.969 million in 1998, $3.417 million in 1997, and $3.612 million in 1996. The Company's effective tax rate for the past three years has been 32.7% for 1998, 34.5% for 1997, and 36.4% for 1996. Decreasing tax expense and effective rates over the three year period reflect changes in the composition of Company earnings, favorable tax effects attributable to FSB, and the reorganization of the Company's subsidiaries to take advantage of some available tax savings opportunities. In addition, management has actively pursued tax favored investments which carry attractive yields in an attempt to maximize earnings and reduce the Company's effective tax rate over the above periods.

EFFECTS OF CHANGING PRICES

The consolidated financial statements and related data included herein have been portrayed in accordance with generally accepted accounting principles which require the measurement of the Company's financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Inflation affects Company performance by increasing the operating costs that the Company must either absorb or pass on to consumers via increased prices. Inflation also decreases the Company's purchasing power over time.

Virtually all of the Company's assets and liabilities are monetary in nature. Consequently, most of the Company's assets and liabilities are subject to conversion into a fixed amount of dollars independent of any price changes. A substantial amount of the operating assets of the Company, as for most other companies within the industry, reprice more frequently than those in other industries. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation.

The ability of the Company to protect both earnings and future reductions in purchasing power from the effects of inflation and changing interest rates rests with a dual ability to improve net interest margin via effective asset/liability management and making adjustments to its prices for services. Management practices and policies towards these ends have been described in prior sections of this analysis.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This Annual Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the Company note that a variety of factors could cause its actual results and experience to differ materially from anticipated results or other expectations expressed in those forward-looking statements.

Matewan BancShares, Inc. and Subsidiaries

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Matewan BancShares, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Matewan BancShares, Inc. and subsidiaries at December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by managements, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above represent fairly, in all material respects, the consolidated financial position of Matewan BancShares, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                     /s/ Ernst & Young LLP



Charleston, West Virginia
April 12, 1999

Item 8

Financial Statements and Supplementary Data


CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)                           Restated -
                                                                          Note 1
ASSETS                                                          1998       1997
                                                              --------   --------
Cash and due from banks.....................................  $ 22,420   $ 22,570
Interest bearing deposits
 in other banks.............................................    13,855     14,299
Federal funds sold..........................................       485      4,420
                                                              --------   --------
Cash and cash equivalents...................................    36,760     41,289
Investment securities:
 Available-for-sale at fair value...........................    50,521     24,881
 Held-to-maturity...........................................   111,976    135,544
   (Approximate fair value of $112,495 and
    $135,778 at December 31, 1998 and 1997)
Loans, net..................................................   441,830    397,633
Premises and equipment......................................    20,420     20,545
Accrued interest receivable
 and other assets...........................................    22,127     24,731
                                                              --------   --------
TOTAL ASSETS................................................  $683,634   $643,623
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
 Non-interest bearing.......................................  $ 73,883   $ 77,698
 Interest bearing...........................................   505,249    457,576
                                                              --------   --------
Total Deposits..............................................   579,132    535,274
Short-term borrowings:
 Repurchase agreements......................................    13,658     14,431
 Federal Home Loan Bank advances............................     5,000      7,500
 Other......................................................     1,262      6,646
                                                              --------   --------
Total Short-term Borrowings.................................    19,920     28,577
Long-term borrowings:
 Federal Home Loan Bank advances............................     6,559      1,170
 Notes Payable..............................................     6,475      6,991
                                                              --------   --------
Total Long-term Borrowings..................................    13,034      8,161
Accrued interest payable
 and other liabilities......................................     4,661      7,005
                                                              --------   --------
TOTAL LIABILITIES...........................................   616,747    579,017
SHAREHOLDERS' EQUITY
Convertible Preferred stock, Series A, 7.5%
 $1 par value; 1,000,000 shares authorized; 804,600
  and 805,000 issued and outstanding on December 31,
  1998 and 1997, respectively, including 187,242 and
  176,842 shares in treasury stock ($15,434 aggregate
  liquidation value)........................................       805        805
Common Stock - $1 par value; 10,000,000
  shares authorized; 4,052,514 and 3,684,104 shares
  outstanding at December 31, 1998 and 1997, respectively,
  including 74,122 and 49,884 shares in treasury stock......     4,052      3,684
Capital Surplus.............................................    38,799     29,773
Retained earnings...........................................    29,616     35,927
Treasury stock..............................................    (6,416)    (5,530)
Accumulated other comprehensive
  Income....................................................        31        (53)
                                                              --------   --------
TOTAL SHAREHOLDERS' EQUITY..................................    66,887     64,606
                                                              --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $683,634   $643,623
                                                              ========   ========



See Accompanying Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)                  Restated - Note 1
                                                    1998        1997       1996
                                                 ----------  ----------  ---------
INTEREST INCOME
 Interest and fees on loans....................     $44,652     $41,146    $36,583
 Interest and dividends
   on investment securities:
  Taxable......................................       9,338       9,158      8,248
  Tax-exempt...................................         439         528        419
 Other interest income.........................         922       1,165      1,134
                                                    -------     -------    -------
TOTAL INTEREST INCOME..........................      55,351      51,997     46,384

INTEREST EXPENSE
 Deposits......................................      23,430      21,376     17,875
 Other borrowings..............................       1,444       1,149        994
                                                    -------     -------    -------
TOTAL INTEREST EXPENSE.........................      24,874      22,525     18,869
                                                    -------     -------    -------

NET INTEREST INCOME............................      30,477      29,472     27,515
PROVISION FOR LOAN LOSSES......................       4,887       2,609      2,945
                                                    -------     -------    -------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES....................      25,590      26,863     24,570

OTHER INCOME
 Service fees..................................       4,047       4,096      3,011
 Other income..................................         466         562        553
 Commission income.............................         590         614        770
 Gain on sale of assets........................         237          94        365
                                                    -------     -------    -------
TOTAL OTHER INCOME.............................       5,340       5,366      4,699

OTHER EXPENSES
 Salaries and employee benefits................       8,277       8,759      7,877
 Net occupancy.................................       1,389       1,409      1,254
 Equipment.....................................       1,539       1,440      1,114
 Data processing...............................       1,334       1,390      1,121
 Telephone.....................................         848         603        632
 Marketing.....................................         734         632        852
 Loan fees.....................................         899         636        354
 Legal & Auditing..............................         517         703        465
 Contract Labor................................         677         332        141
 Goodwill and intangibles......................       1,120       1,168        984
 Other.........................................       4,504       5,241      4,545
                                                    -------     -------    -------
TOTAL OTHER EXPENSE............................      21,838      22,313     19,339
                                                    -------     -------    -------

INCOME BEFORE INCOME TAXES.....................       9,092       9,916      9,930
APPLICABLE INCOME TAXES........................       2,969       3,417      3,612
                                                    -------     -------    -------
NET INCOME.....................................       6,123       6,499      6,318

PREFERRED STOCK DIVIDENDS......................       1,167       1,370      1,236
                                                    -------     -------    -------

EARNINGS APPLICABLE TO COMMON STOCK............     $ 4,956     $ 5,129    $ 5,082
                                                    =======     =======    =======

PER SHARE EARNINGS, BASIC AND DILUTED..........       $1.24       $1.28      $1.26
                                                    =======     =======    =======
Average common shares outstanding..............       3,989       4,010      4,030
                                                     ======      ======     ======




See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (RESTATED NOTE 1)


                                                                                             Other
                                                                                          Accumulated
                                      Preferred  Common  Capital    Retained    Treasury  Comprehensive
                                        Stock    Stock   Surplus    Earnings     Stock       Income        Total
                                      ---------  ------  -------    --------    ---------  ------------   --------

Balance as of December 31, 1995,
as previously reported                   $    0  $3,684  $12,182      $29,976       ($78)      $  53      $45,817
Adjustment to reflect restatement
of prior year earnings                                                   (897)                               (897)
                                           ----  ------  -------      -------    -------        ----      -------
Restated Balance, January 1, 1996             0   3,684   12,182       29,079        (78)         53       44,920

Comprehensive Income:
Net income                                    0       0        0        6,318          0           0        6,318
Other Comprehensive Income
net of tax:
  Change in net unrealized loss on
  available-for-sale securities               0       0        0            0          0        (121)        (121)
                                                                                                           -------
  Comprehensive income                                                                                      6,197

Issuance of Preferred Shares                805       0   17,591            0          0           0       18,396

Treasury Stock Purchases                      0       0        0            0       (128)          0         (128)

Dividends on Common Stock
    ($.40 per share)                          0       0        0       (1,612)         0           0       (1,612)

Dividends on Preferred Stock
    ($1.54 per share)                         0       0        0       (1,236)         0           0       (1,236)
                                           ----  ------  -------      -------    -------        ----      -------
Balance December 31, 1996                  $805  $3,684  $29,773      $32,549      ($206)       ($68)     $66,537

Comprehensive Income:
Net income                                    0       0        0        6,499          0           0        6,499
Other Comprehensive Income
net of tax:
Change in net unrealized loss on
  available-for-sale securities               0       0        0            0          0          15           15
                                                                                                           ------
  Comprehensive income                                                                                      6,514
Treasury Stock Purchases                      0       0        0            0     (5,324)          0       (5,324)
Dividends on Common Stock
  ($.44 per share)                            0       0        0       (1,751)         0           0       (1,751)

Dividends on Preferred Stock
  ($1.875 per share)                          0       0        0       (1,370)         0           0       (1,370)
                                           ----  ------  -------      -------    -------        ----      -------


Balance December 31, 1997                  $805  $3,684  $29,773      $35,927    ($5,530)       ($53)     $64,606
Adjustment for effect of a
10% Common Stock Dividend                     0     368    9,026       (9,394)         0           0            0
Cash Paid on fractional shares                0       0        0           (6)         0           0           (6)
                                           ----  ------  -------      -------    -------        ----      -------
                                            805   4,052   38,799       26,527     (5,530)        (53)      64,600
Comprehensive Income:
Net income                                    0       0        0        6,123          0           0        6,123
Other Comprehensive Income
net of tax:
 Change in net unrealized loss on
 available-for-sale securities                0       0        0            0          0          84           84
                                                                                                          -------
Comprehensive income                                                                                        6,207
Treasury Stock Purchases                      0       0        0            0       (886)          0         (886)

Dividends on Common Stock
  ($.47 per share)                            0       0        0       (1,867)         0           0       (1,867)

Dividends on Preferred Stock
  ($1.875 per share)                          0       0        0       (1,167)         0           0       (1,167)
                                           ----  ------  -------      -------    -------        ----      -------
Balance December 31, 1998                  $805  $4,052  $38,799      $29,616    ($6,416)        $31      $66,887
                                           ====  ======  =======      =======    =======        ====      =======


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)




                                                              Restated -
                                                                Note 1
                                                 1998       1997       1996
                                              -------    -------   --------
OPERATING ACTIVITIES

NET INCOME                                    $ 6,123    $ 6,499   $  6,318

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                   1,305      1,209      1,100
 NET AMORTIZATION                               1,431      1,148      1,125
 PROVISION FOR LOAN LOSSES                      4,887      2,609      2,945
 PROVISION FOR DEFERRED TAXES                    (665)        58        148
 (GAIN) LOSS ON SALE OF ASSETS                    (33)       (94)      (365)
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                   1,484     (3,189)      (825)
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                (1,860)     1,624        254
                                              -------    -------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES      12,672      9,864     10,700

INVESTING ACTIVITIES

 NET CASH RECEIVED IN ACQUISITION
  OF SUBSIDIARY                                     0          0     15,822
 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                15,589     14,360     21,275
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                  77,983     31,954     39,794
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                  (41,180)   (13,826)   (12,130)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                  (54,560)   (44,893)   (76,915)
 NET CHANGE IN LOANS                          (49,084)   (29,441)   (12,741)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                (1,866)    (1,475)    (1,704)
 PROCEEDS FROM SALE OF
  PREMISES AND EQUIPMENT                          719        686          0
                                              -------    -------   --------
NET CASH USED IN INVESTING
ACTIVITIES                                    (52,399)   (42,635)   (26,599)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                        43,858     11,966      5,559
 NET CHANGE IN SHORT TERM
  BORROWINGS                                   (8,657)     5,358      5,033
 PROCEEDS FROM SALE OF PREFERRED STOCK              0          0     18,396
 PROCEEDS FROM LONG TERM BORROWING              6,200      1,170      8,000
 PRINCIPAL PAYMENTS ON LONG TERM BORROWINGS    (1,327)      (588)      (421)
 TREASURY STOCK PURCHASES                        (886)    (5,324)      (128)
 CASH PAID ON FRACTIONAL SHARES
  FROM STOCK DIVIDEND                              (6)         0          0
 CASH DIVIDENDS PAID                           (2,984)    (3,069)    (2,848)
                                              -------    -------   --------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                           36,198      9,513     33,591
                                              -------    -------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS        (3,529)   (23,258)    17,692
CASH AND EQUIVALENTS AT BEGINNING OF YEAR      40,289     63,547     45,855
                                              -------    -------   --------
CASH AND EQUIVALENTS AT END OF PERIOD         $36,760    $40,289   $ 63,547
                                              =======    =======   ========


See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies (Dollars in Thousands)

Organization

Matewan BancShares, Inc. (the Company) is a bank holding company with three financial institution subsidiaries engaged in community banking activities and providing financial services to individuals and businesses throughout southern West Virginia, eastern Kentucky, and western Virginia. The Company considers all of its principal business activities to be banking related.

Principles of Consolidation and Restatement of Financial Statements

The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying consolidated financial statements include the accounts of Matewan BancShares, Inc. and its wholly-owned subsidiaries, Matewan National Bank (the Bank), Matewan Bank FSB (FSB), and Matewan Venture Fund, Inc. (the Fund). All intercompany balances and transactions have been eliminated in consolidation. During 1998, the Company discovered that prior year reconciliations of certain general ledger accounts were not done properly and, as a result, certain amounts were not written off in those prior years, principally 1994. Accordingly, prior year financial statements have been restated. Retained earnings at January 1, 1996, as previously reported, has been reduced by $897. Net income for 1997 and 1996 has been reduced from amounts previously reported by $116 ($.03 per share) and $144 ($.04 per share), respectively.

The following is a summary of the more significant policies.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash and due from banks, federal funds sold, and interest-bearing deposits in other banks as cash and cash equivalents.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains or losses, net of deferred income taxes, reported in a separate component of shareholders' equity. The Company does not hold investment securities for trading purposes.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for the amortization of premiums and the accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated useful life of the security. Such amortization is included in interest income from investments. Realized gains and losses and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities is based on the specific identification method.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated loan losses. Management's periodic review and evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may impair the ability of the borrower to repay (including the timing of future payments), the estimated value of any underlying collateral, composition and mix of the loan portfolio, current economic conditions, and other factors deemed relevant by management. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Components of Allowance for Loan Losses are determined by (1) setting aside specific reserves for individually identified credits, (2) setting aside reserves for certain homogenous categories of loans based on historical charge-off patterns for such categories and any other perceived underlying risks deemed unique to such categories, and (3) setting aside reserves for the remaining classes of loans based on historical charge-off trends for these particular classes. Any remaining allowance is allocated to particular classes of loans based on proportional relationship to the overall loan portfolio.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets.

Intangible Assets

Intangible assets representing the present value of future net income to be earned from deposits of acquired affiliates are being amortized on an accelerated basis over an eight year period, approximating the expected run-off of the related deposits. Goodwill, the excess of purchase price over the estimated fair value of net assets acquired, is being amortized on a straight-line basis over a twenty year period. The carrying amount of goodwill is evaluated for impairment if facts and circumstances suggest that it may be impaired. If this evaluation indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of goodwill may be reduced.

Income Taxes

Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. The Company and its subsidiaries file consolidated federal and state income tax returns. Each subsidiary provides for income taxes on a separate return basis and remits amounts determined to be currently payable to the Company.

Revenue Recognition

Interest on loans and amortization of unearned income are computed by methods which generally result in level rates of return on principal amounts outstanding. Amortization of premiums and accretion of discounts has been deducted from and added to the related interest income.

The accrual of interest income generally is discontinued on a loan when, in the determination of management, the collectability of both principal and interest is deemed unlikely. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and interest accrued in prior periods is charged to allowance for loan losses. Management may elect to continue accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation becomes current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Credit life insurance commissions on loans (principally short-term installment loans) are being recognized as collected. The use of this method of recognition does not produce results which are materially different from that which would have been produced had such commissions been deferred and amortized as an adjustment of loan yield over the life of the related loan.

Employee Benefit Plans

The Company has a defined benefit pension plan covering substantially all employees. Pension costs are actuarially determined and charged to expense. The Company provides no post employment or post retirement benefits other than pension benefits. The Company also provides a defined contribution plan and a match of employee contributions to such a plan for all its employees and affiliate employees.

In February, 1998, the Financial Accounting Standards Board issued Statement 132, "Employers' Disclosure about Pension and Other Postretirement Benefits - an amendment of Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension and other post retirement benefit plans, but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful as they were when Statements No. 87, 88, and 106 were issued. The Statement is effective for fiscal years beginning after December 15, 1997, and its adoption did not have a significant impact on the financial statements.

Basic and Diluted Earnings Per Share

Basic earnings per share is determined by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the conversion of preferred stock would be dilutive. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic and diluted earnings per share are the same for the periods presented as the conversion of preferred stock would be anti-dilutive. The Company has not issued any other potentially dilutive securities.

Stockholders' Equity

In 1998, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The Statement requires that certain financial activity previously recorded directly in stockholders' equity be reported as an adjustment to net income in determining comprehensive income. The adoption of this standard had no impact on the Company's financial position, results of operations, or cash flows.

Operating Segments

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and

Related Information." The Statement requires disclosure about an enterprise's operating segments in annual and interim reports issued to shareholders. The Statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The Company's business activities are currently confined to one segment which is community banking. The Company offers its customers a full range of services through traditional branches, offices, sophisticated technology, ATMs, and other delivery channels. The financial information is of the Company's community banking segment and no further disclosure is necessary.

2. Acquisition Activity (Dollars in Thousands, Except Per Share Data)

On February 24, 1999, the Company entered into an Agreement and Plan of Reorganization with BB&T Corporation (BB&T), a North Carolina corporation. Under the Agreement, the Company will merge into BB&T, with BB&T being the surviving company. At the effective time of the merger, each share of Company common and preferred stock issued and outstanding will be converted into the right to receive shares of BB&T stock. The merger is subject to the approval of the Company's shareholders and applicable regulatory authorities. The Company has granted BB&T the option, exercisable under certain circumstances, to purchase up to 19.9% of the Company's shares of common stock outstanding.

On March 15, 1996, the Company acquired for cash all of the outstanding common stock of Bank One, Pikeville, N.A. (Kentucky) from Banc One Corporation. This transaction was accounted for under the purchase method of accounting, adding total assets of approximately $204,000 and deposits of approximately $183,000. Accordingly, the consolidated financial statements include operations of Kentucky only from the date of acquisition. The aggregate purchase price was approximately $29,350, which includes costs of the acquisition . The Company financed this transaction with proceeds from the issuance of convertible preferred stock of approximately $18,396, long-term debt of $8,000, and available cash of $2,900. The excess of the purchase price over the estimated fair value of net tangible assets acquired was allocated to deposit base intangibles of approximately $2,500, which are being amortized on an accelerated basis over eight years, and goodwill of approximately $8,250, adjusted to $9,122 during 1997, which is being amortized on a straight line basis over twenty years.

The Company has acquired banks in prior years in acquisitions accounted for using the purchase method of accounting. The purchase prices were allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value as of the date of acquisition. Deposit base intangibles, included in other assets in the consolidated balance sheets, approximated $2,094 and $2,749 at December 31, 1998 and 1997, net of accumulated amortization approximating $3,154 and $2,499 at December 31, 1998 and 1997. Goodwill, included in other assets in the consolidated balance sheets, approximated $7,934 and $8,375 at December 31, 1998 and 1997, net of accumulated amortization approximating $1,190 and $749 at December 31, 1998 and 1997. Amortization of deposit base intangibles and goodwill approximated $1,096 in 1998, $1,168 in 1997, and $980 in 1996.

3. Investment Securities (Dollars in thousands)

The following is a summary of the available-for-sale securities and held-to-maturity securities.



                                                                                    December 31, 1998
                                                                       -------------------------------------------
                                                                                     Gross      Gross    Estimated
                                                                       Amortized  Unrealized Unrealized    Fair
                                                                          Cost       Gains     Losses      Value
                                                                       -----------  --------  ---------  ---------
Available-for-Sale Securities

U.S. Treasury securities and
 obligations of U.S government
 agencies                                                                 $ 42,063      $166     $ (13)   $ 42,216
 Obligations of states and
 political subdivisions                                                      4,887        41       (11)      4,917
Other securities                                                             3,519         0      (131)      3,388
                                                                          --------      ----     -----    --------
Total                                                                      $50,469      $207     $(155)   $ 50,521
                                                                          ========      ====     =====    ========

Held-to-Maturity Securities

U.S. Treasury securities and
 obligations of U.S government
 agencies                                                                 $107,250      $724     $(146)   $107,828
 Obligations of states and
 political subdivisions                                                      3,986       100      (161)      3,925
Other securities                                                               740         2         0         742
                                                                          --------      ----     -----    --------
Total                                                                     $111,976      $826     $(307)   $112,495
                                                                          ========      ====     =====    ========



                                                                                    December 31, 1997
                                                                                    -----------------
                                                                                    Gross     Gross      Estimated
                                                                       Amortized Unrealized Unrealized   Fair
                                                                       Cost         Gains     Losses     Value
                                                                       -----------  --------  --------   ---------
Available-for-Sale Securities

U.S. Treasury securities and
 obligations of U.S government
 agencies                                                                 $ 18,945      $ 37     $ (30)   $ 18,952
 Obligations of states and
 political subdivisions                                                      3,196        32         -       3,228
Other securities                                                             2,828         -      (127)      2,701
                                                                          --------      ----     -----    --------
Total                                                                      $24,969      $ 69     $(157)   $ 24,881
                                                                           =======      ====     =====    ========


Held-to-Maturity Securities

U.S. Treasury securities and
 obligations of U.S government
 agencies                         $128,616  $502  $(279)  $128,839
 Obligations of states and
 political subdivisions              5,464    92    (77)     5,479
Other securities                     1,464     -     (4)     1,460
                                  --------  ----  -----   --------
Total                             $135,544  $594  $(360)  $135,778
                                  ========  ====  =====   ========


The amortized cost and estimated fair values of investment securities at December 31, 1998, by contractural maturity, are shown in the following table. Expected maturities may differ from contractural maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

                                                     Estimated
                                          Amortized       Fair
                                               Cost      Value
                                          ---------  ---------
Available-for-sale
Due in one year or less                    $  5,795   $  5,835
Due after one year through five years        24,761     24,841
Due after five years through ten years       15,196     15,257
Due after ten years                           1,198      1,202
Equity securities                             3,519      3,386
                                           --------   --------
                                           $ 50,469   $ 50,521
                                           ========   ========



                                                     Estimated
                                          Amortized       Fair
                                               Cost      Value
                                          ---------  ---------
Held-to-maturity
Due in one year or less                    $ 11,852   $ 11,922
Due after one year through five years        39,444     39,723
Due after five years through ten years       43,465     43,686
Due after ten years                          17,215     17,164
                                           --------   --------
                                           $111,976   $112,495
                                           ========   ========

The Company sold no investment securities in the three year period ended December 31, 1998.

At December 31, 1998 and 1997, investment securities with carrying amounts of $56,857 and $52,766, respectively were pledged to secure public deposits and for other purposes.

4. Loans (Dollars in thousands)

Major classifications of loans are as follows:


                                      December 31
                                    1998       1997
                                  ---------  ---------
Commercial and financial loans    $136,248   $118,999
Real estate loans                  183,175    157,290
Consumer loans                     129,127    127,365
                                  --------   --------
Gross loans                        448,550    403,654
Less unearned income                  (146)      (543)
                                  --------   --------
Total loans                        448,404    403,111
Less allowance for loan losses      (6,574)    (5,478)
                                  --------   --------
Net loans                         $441,830   $397,633
                                  ========   ========

The Company grants commercial and financial, real estate, and consumer loans primarily to customers in southern West Virginia, eastern Kentucky, and southwestern Virginia. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their obligations is either directly or indirectly dependent upon the coal industry. Substantially all loans outstanding are collateralized by real estate, equipment, and personal consumer goods.

The company's subsidiaries have granted loans to officers and directors of the Company and its subsidiaries and to their associates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

The following presents the activity with respect to related party loans:

Balance at January 1, 1998                                                  $ 1,502
Loans made                                                                      138
Principal collected                                                            (414)
                                                                            -------
Balance at December 31, 1998                                                $ 1,226
                                                                            =======



5. Allowance for Loan Losses (Dollars in Thousands)

A summary of changes in the allowance for loan losses follows:



                                                                     1998      1997      1996
                                                                  -------   -------   -------
Balance at beginning of year                                      $ 5,478   $ 5,986   $ 2,973
Loans charged off                                                  (4,515)   (4,141)   (3,738)
Loan recoveries                                                       724     1,024       654
                                                                  -------   -------   -------
Net charge-offs                                                    (3,791)   (3,117)   (3,084)
Provision charged to expense                                        4,887     2,609     2,945
Balance of acquired subsidiary                                          -         -     3,152
                                                                  -------   -------   -------
Balance at year end                                               $ 6,574   $ 5,478   $ 5,986
                                                                  =======   =======   =======

At December 31, 1998 and 1997, the recorded investment in loans considered to be impaired was $15,923 and $11,040 (of which $4,787 and

$2,987 were on a nonaccrual basis). Included in this amount is $1,733 and $1,532 of impaired loans for which the related allowance for loan losses is $782 and $705, and $14,189 and $9,508 of impaired loans that as a result of write-downs or being well secured do not have an allowance for loan losses. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was approximately $13,431 and $10,895. During the years ended December 31, 1998 and 1997, the Company recognized interest income on impaired loans of $988 and $712, using the cash basis of income recognition.

6. Premises and Equipment (Dollars in Thousands)

The major categories of premises and equipment and related accumulated depreciation are summarized as follows:

                                         December 31
                                       1998        1997
                                    -----------  --------
Land                                   $ 3,947   $ 4,178
Buildings and improvements              17,210    17,916
Furniture and equipment                  7,854     6,711
                                       -------   -------
                                        29,011    28,805
Less accumulated depreciation           (8,591)   (8,260)
                                       -------   -------
                                       $20,420   $20,545
                                       =======   =======

The Company has entered into noncancelable lease agreements (operating leases) with respect to certain premises and equipment. The minimum annual rental commitment under these operating leases is: 1999 - $635; 2000 - $534; 2001 - $406; 2002 - $276; 2003 - $100; with $901 of commitments extending beyond 2003.

Total rent expense, including cancelable and noncancelable leases, net of rental income of premises, approximated $506, $444, and $300 in 1998, 1997, and 1996.

7. Deposits (Dollars in Thousands)

Included in interest-bearing deposits are various time deposit products. Time deposits outstanding at December 31, 1998, have scheduled maturities of $253,757 in 1999, $53,225 in 2000, $16,498 in 2001, $4,701 in 2002, and $2,081 in 2003,
and $199 thereafter. At December 31, 1998 and 1997, time deposits exceeding $100 approximated $131,827 and $111,538.

At December 31, 1998 and 1997, the Company held deposits from related parties of $11,647 and $11,822. Interest paid on deposits, short-term borrowings, and long-term borrowings approximated $24,695, $22,227, and $18,130 in 1998, 1997, and 1996.

8. Short-Term Borrowings (Dollars in Thousands)

Short-term borrowings consist primarily of commercial repurchase agreements, short-term advances from the Federal Home Loan Bank (FHLB), and treasury tax and loan account. The weighted average interest rate on short-term borrowings approximated 3.50% and 4.45% at December 31, 1998 and 1997.

The Company's banking subsidiaries are members of the FHLB (Pittsburgh and Cincinnati). One benefit of the banking subsidiaries' membership in FHLB is the availability of both short-term and long-term funding, in the form of collateralized advances. The available lines of credit at prevailing market interest rates, at December 31, 1998, approximates $178,000. At December 31, 1998 and 1997, short-term advances from the FHLB approximated $5,000 and $7,500. at an interest rate of 4.95% and 5.63%.

9. Long-Term Borrowings (Dollars in Thousands)

Long-term borrowings consist of FHLB advances and a note payable that the Company secured in March of 1996 to assist in funding the acquisition of Kentucky.

The balance due on FHLB advances as of December 31, 1998 approximated $6,559 and is scheduled to mature as follows: 1999 - $2,224, 2000 -$1,085, 2001 - $1,151,
2002 - $1,218, 2003 - $309, and $572 thereafter. The weighted average interest rate on these advances was 5.73%.

The balance due on long-term borrowing as of December 31, 1998 approximated $6,345. This debt is secured by the outstanding stock of the Company's primary subsidiary bank and is payable to a financial institution through April 2006 at an interest rate of 7.75%. As of December 31, 1998, the Company has complied with the restrictive covenants in the agreement. The principal is payable over the next five years as follows: 1999 - $690; 2000 - $746; 2001 - $805;
2002 - $870; 2003 - $940; and $2,294 thereafter.

10. Income Taxes (Dollars in Thousands)

The applicable income tax provision included in the consolidated statements of income is summarized as follows:


                                        1998    1997    1996
                                       ------  ------  ------
Current:
  Federal                              $3,592   $2,896  $3,116
  State                                    42      463     348
                                       ------   ------  ------
Total current                           3,634    3,359   3,464

Deferred
  Federal                                (650)      29     132
  State                                   (15)      29      16
                                       ------   ------  ------
Total deferred                           (665)      58     148
                                       ------   ------  ------
Total                                  $2,969   $3,417  $3,612
                                       ======   ======  ======

The Company incurred no taxes related to securities transactions in the three years in the period ended December 31, 1998.

A reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes as follows:



                          1998             1997            1996
                     ---------------  --------------   --------------
                     Amount  Percent  Amount  Percent  Amount  Percent
                     ------  -------  ------  -------  ------  -------
Computed tax at
 statutory federal
 rate                $3,091   34.0%    $3,360  34.0%    $3,363  34.0%
Plus: State income
tax net of federal
tax benefits             17    0.2        325   3.2        240    2.4
                     -------------------------------------------------
                      3,108   34.2      3,685  37.2      3,603   36.4
Increase (decrease)
in taxes from:
Tax-exempt interest    (164)  (1.8)      (235) (2.3)      (182)  (1.8)
Other                    25     .3        (33)  (.4)       191    1.8
                     -------------------------------------------------
Actual tax expense   $2,969   32.7%     3,417  34.5%    $3,612   36.4%
                     =================================================



Significant components of the Company's deferred tax assets and liabilities are as follows:

                                      December 31
                                     1998     1997
                                    -------  ------
Deferred tax assets:
  Allowance for loan losses         $2,571   $1,555
  Deferred revenue                     561      414
  Other liabilities                     11      331
  Accrued employee benefits            (19)     105
  Available-for-sale investments        62       35
  Other                              1,067      791
                                    ------   ------
 Total deferred tax assets           4,254    3,061
Deferred tax liabilities:
  Intangible assets                  1,421    1,629
  Capitalized costs                  1,062      793
  Premises and equipment               347      155
  Available-for-sale investments         -        -
                                    ------   ------
Total deferred tax liabilities       2,831    2,577
                                    ------   ------
Net deferred tax assets             $1,423   $  654
                                    ======   ======

Income taxes paid approximated $1,685, $3,380, and $3,669 in 1998, 1997, and 1996.

11. Employee Benefit Plan (Dollars in Thousands)

The Company has a defined benefit pension plan (the Plan) covering substantially all of its employees. The benefits are based on years of service and the employee's compensation at the date of retirement. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Effective January 1, 1995, the Company amended the benefit formula of the defined benefit pension plan in conjunction with the formation of a defined contribution plan.

The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31:




                                             1998     1997
                                           -------   ------
Benefit obligation at beginning of year     $2,241   $2,290
Service cost                                   168      169
Interest cost                                  156      143
Actuarial gain                                  29     (216)
Benefits paid                                 (243)    (145)
                                            ------   ------
Accrued pension cost included in other
  liabilities                               $2,351   $2,241
                                            ======   ======

Change in Plan assets
Fair value of plan assets                   $2,646   $2,489
Actual return of plan assets                   386      298
Employer contribution                          400        4
Benefits Paid                                 (243)    (145)
                                            ------   ------
                                            $3,189   $2,646
                                            ======   ======

Funded status                               $  838   $  405
Unrecognized net actuarial losses             (448)    (292)
Unrecognized prior service cost               (400)    (424)
                                            ------   ------
Prepaid (accrued) benefit cost              $  (10)  $ (311)
                                            ======   ======

Components of net periodic benefit cost:

                                              1998     1997
                                            ------   ------
Service cost                                $  168   $  169
Interest cost                                  156      143
Expected return on plan assets               (183)    (173)
Amortization of prior service costs            (23)     (23)
Amortization of transition amount              (19)     (19)
                                            ------   ------
Net periodic pension cost (benefit)         $   99   $   97
                                            ======   ======

At December 31, 1998 and 1997, a 7% weighted average discount rate and a 3% rate of increase in future compensation levels were used to determine the actuarial present value of the projected benefit obligation. The expected long-term rate of return on the plan assets for the three years in the period ended December 31, 1998, was 7%. Plan assets consist principally of United States Treasury and Agency securities, equity securities , mutual funds, and short-term investment funds.

The Company sponsors a defined contribution plan begun in 1995 which covers substantially all employees. Contributions to the plan are based on a percentage of the employees' contributions to the plan. The Company contributed $39 to the plan in 1998 and 1997.

12. Commitments and Contingent Liabilities (Dollars in Thousands)

In the normal course of business, the Company offers certain financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement, and interest rate protection. Generally accepted accounting principles require that these products be accounted for as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. The Company's exposure to loss in the event of nonperformance by the counterparty for commitments to extend credit and standby letters of credit is the contract or notational amounts of these instruments. Following is a discussion of these commitments and contingent liabilities.

Standby Letters of Credit: These agreements are used by the Company's customers as a means of improving their credit standing in their dealings with others. Under these agreements, the Company guarantees certain financial commitments in the event that its customers are unable to satisfy their obligations. The Company has issued standby letters of credit of approximately $6,479 and $7,621 as of December 31, 1998 and 1997.

Loan Commitments: At December 31, 1998 and 1997, the Company had commitments outstanding to extend credit of approximately $32,292 and $21,752. These commitments generally require the customers to maintain certain credit standards.

The Company evaluates each customer's creditworthiness on a case-by-case basis. Management generally requires collateral to secure these commitments. The amount of collateral obtained by the Company is based on management's credit evaluation of the counterparty. Collateral held varies, but may include deposits in financial institutions, accounts receivable, inventory, equipment, and real estate.

Management conducts regular reviews of these commitments and the results are considered in assessing the adequacy of the Company's allowance for loan losses. Management does not anticipate any material losses as a result of these standby letters of credit and loan commitments.

13. Shareholders' Equity (Dollars in Thousands)

During 1996, the Company sold 805,000 shares of 7.5% Cumulative Convertible Preferred Stock (Preferred Stock), with an aggregate liquidation value of $20,125 to assist in funding the acquisition of Kentucky. The Preferred Stock accrues an annual dividend of $1.875 per share, payable quarterly. In the event that full cumulative dividends on the Preferred Stock have not been paid when due, the Company may not declare or pay any dividends or make other distributions on its common stock. The Company has made all of the required quarterly dividend payments on its Preferred Stock as of December 31, 1998.

Each share of Preferred Stock is convertible into one and one quarter shares of common stock. The value of the Preferred Stock is fixed at $20 per share upon conversion. Preferred shareholders have no voting rights, except as required by law. The Preferred Stock is not subject to any mandatory redemption or sinking fund provision. The Preferred Stock is redeemable as a whole or in part at the option of the Company for cash on or after March 15, 2000 at a price of $26.125 per share, declining annually to $25 per share on March 31, 2006 and thereafter.

In January 1997, the Board of Directors (the Board) of the Company approved the use of up to $3,000 to repurchase outstanding shares of Preferred Stock. In April 1997, the Board authorized the repurchase of

114,500 shares of Preferred Stock via a tender offer to be issued in the second quarter and the repurchase of an additional 120,000 shares via open market transactions subsequent to consummation of all tender offer transactions. On April 30, 1997, the Company filed a Schedule 13E-4 with the Securities and Exchange Commission for the purpose of issuing a tender offer to holders of Preferred Stock to repurchase the 114,500 shares at a price to be determined via the offering, but in no event to be less than $24.00 or greater than $26.50 per share.

On May 30, 1997, the Company filed an amended Schedule 13E-4 to extend the tender offer an additional 10 days. On June 13, 1997, the Company closed the tender offer and repurchased 39,042 shares of its preferred stock for approximately $1,035. Separately, the Company in privately negotiated transactions purchased an additional 137,000 shares for approximately $3,755.

The primary source of funds for dividends paid by the Company to its shareholders is dividends received from its banking subsidiaries. Dividends paid by banking subsidiaries are subject to restriction by banking regulations. The restrictive provisions for a national bank require approval by the Comptroller of the Currency if dividends declared in any year exceed the current year's net income, plus the retained net profits of the preceding two years. Similar restrictive provisions for a federal savings bank limit dividends to the earnings of the four quarters prior to the dividend declaration. As of December 31, 1998, net retained profits available for distribution to the Company as dividends, without regulatory approval, approximate $1,160 plus net income for the interim period through the date of declaration. FSB has dividend capacity for that said amount. The Bank does not possess any dividend capacity at present. The Company at present has the capacity to fund approximately $8,000 of dividends without depending on any dividend payments from subsidiaries.

14. Regulatory Matters (Dollars in Thousands)

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agency. Under capital adequacy guidelines, the Company and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of the Company and its banking subsidiaries' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and its banking subsidiaries' capital amounts and classification are also subject to qualitative judgements by regulators about components, risk, weightings, and other factors.

Quantitative measures require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notifications from the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision categorized the Company and its two major subsidiaries, the Bank and FSB as well capitalized. To be categorized as well capitalized, minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the following table must be maintained by the Company, the Bank, and FSB. There are no conditions or events since that notification that management believes have changed any institution's category. The Company, the Bank and FSB actual capital amounts and ratios are presented in the following table.

                                                    For Capital
                                                     Adequacy                        To Be Well
                               Actual                Purposes                        Capitalized
                            Amount Ratio       Amount           Ratio         Amount             Ratio
                          --------------   ------------------------------  ------------------------------
As of December 31, 1998
Total Capital(to Risk
Weighted Assets):
 Matewan BancShares        $62,448 13.77%  $36,282 (greater than or=)8.00  $45,353 (greater than or=)10.00
 Matewan National Bank      53,370 13.41    31,830 (greater than or=)8.00   39,787 (greater than or=)10.00
 Matewan Bank FSB            7,599 12.99     4,687 (greater than or=)8.00    5,859 (greater than or=)10.00
Tier I Capital(to Risk
Weighted Assets):
 Matewan BancShares        $56,779 12.52%  $18,141 (greater than or=)4.00  $ 27,212 (greater than or=)6.00
 Matewan National Bank      48,397 12.16    15,915 (greater than or=)4.00    23,873 (greater than or=)6.00
 Matewan Bank FSB            7,057 12.04     2,345 (greater than or=)4.00     3,517 (greater than or=)6.00
Tier I Capital(to
Average Assets):
 Matewan BancShares        $56,779  8.57%  $26,501 (greater than or=)4.00  $ 33,127 (greater than or=)5.00
 Matewan National Bank      48,397  8.18    23,666 (greater than or=)4.00    29,583 (greater than or=)5.00
 Matewan Bank FSB            7,057  7.76     4,062 (greater than or=)4.00     5,077 (greater than or=)5.00



                                                    For Capital
                                                     Adequacy                        To Be Well
                               Actual                Purposes                        Capitalized
                            Amount Ratio     Amount               Ratio      Amount               Ratio
                          --------------   ------------------------------  ------------------------------
As of December 31, 1997
Total Capital(to Risk
Weighted Assets):
 Matewan BancShares        $58,668 14.13%  $33,216 (greater than or=)8.00  $41,520 (greater than or=)10.00
 Matewan National Bank      58,489 15.88    29,465 (greater than or=)8.00   36,832 (greater than or=)10.00
 Matewan Bank FSB            6,419 12.92     3,975 (greater than or=)8.00    4,968 (greater than or=)10.00
Tier I Capital(to Risk
Weighted Assets):
 Matewan BancShares        $53,480 12.88%  $16,609 (greater than or=)4.00  $ 24,913 (greater than or=)6.00
 Matewan National Bank      53,890 14.63    14,734 (greater than or=)4.00    22,101 (greater than or=)6.00
 Matewan Bank FSB            5,911 11.90     1,988 (greater than or=)4.00     2,981 (greater than or=)6.00
Tier I Capital(to
Average Assets):
 Matewan BancShares        $53,480  8.59%  $24,906 (greater than or=)4.00  $ 31,132 (greater than or=)5.00
 Matewan National Bank      53,890  9.56    22,548 (greater than or=)4.00    28,185 (greater than or=)5.00
 Matewan Bank FSB            5,911  6.89     3,430 (greater than or=)4.00     4,288 (greater than or=)5.00

The banking subsidiaries of the Company are required to maintain average reserve balances with the Federal Reserve Bank or as cash in their vault. The average amount of those reserve balances for the year ended December 31, 1998, approximated $3,198.

15. Disclosures about Fair Value of Financial Instruments (Dollars in Thousands)

FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate those assets' fair value

Interest-Bearing Deposits in Other Banks: The carrying amounts reported in the balance sheet for interest-bearing deposits in other banks approximate those assets' fair value.

Investment Securities: Fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments.

Loans: The fair values of fixed rate commercial, real estate, and consumer loans are estimated using discounted future cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Deposits: The estimated fair values of demand deposits (i.e. interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to their carrying amounts. Fair value for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates, currently being offered on certificates, to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings: The carrying amounts in the balance sheets for short-term borrowings approximate those liabilities' fair values.

Long-term borrowings: The fair values of long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of the Company's financial instruments are as follows:

                                                                                    1998                            1997
                                                                         ---------------------------  -----------------------------
                                                                            Carrying        Fair          Carrying          Fair
                                                                            Amounts         Value         Amounts          Value
                                                                         ------------  -------------  --------------  -------------
Financial Assets:
 Cash and cash equivalents                                                   $ 22,420  $      22,420   $      21,570   $      21,570

 Interest-bearing deposits
  in other banks                                                               13,855         13,855          14,299          14,299

 Investment securities                                                        162,497        163,016         160,425         160,659

 Loans                                                                        441,830        443,099         397,633         398,214


Financial liabilities:
 Deposits                                                                     577,065        580,846         535,274         537,744

 Short-term borrowings                                                         19,920         19,920          28,577          28,577

 Long-term borrowings                                                          13,034         13,123           8,161           8,021



16. Parent Company Only Condensed Financial Information (Dollars in Thousands)

Condensed Balance Sheets


                                                                                      December 31
                                                                                 1998             1997
                                                                             --------         --------
Assets
Cash                                                                         $  3,284         $    192
Investment securities - available-for-sale                                      4,762            2,834
Investment in banking subsidiaries                                             65,520           69,630
Investment in nonbanking subsidiary                                               835              849
Net loans                                                                         418              194
Premises & equipment                                                              340              361
Other assets                                                                      923            1,137
                                                                             --------         --------
Total assets                                                                 $ 76,082         $ 75,197
                                                                             ========         ========

Liabilities and shareholders' equity

Liabilities:
 Notes payable                                                               $    130         $    137
 Note payable to nonbank subsidiary                                               300              300
 Commercial Repurchase Agreement                                                2,319            2,857
 Long-term borrowings                                                           6,345            6,991
 Other liabilities                                                                101              306
                                                                             --------         --------
Total liabilities                                                               9,195           10,591
Shareholders' equity                                                           66,887           64,606
                                                                             --------         --------
Total liabilities and shareholders' equity                                   $ 76,082         $ 75,197
                                                                             ========         ========



Condensed Income Statements



                                                                                    Year ended December 31,
                                                                                1998          1997         1996
                                                                             --------       --------     --------
Income:
 Dividends from bank subsidiary                                              $ 10,115       $  6,616     $  2,200
 Dividends from nonbank subsidiary                                                  0              0            0
Operating expenses, net                                                           448            400          186
                                                                             --------       --------     --------
Income before equity in undistributed
 earnings (excess dividends) of subsidiaries                                    9,667          6,216        2,014
Equity in undistributed earnings (excess
 dividends) of subsidiaries
                                                                               (3,544)           283        4,304
                                                                             --------       --------     --------
 Net income                                                                     6,123          6,499        6,318
Preferred stock dividends                                                       1,167          1,370        1,236
                                                                             --------       --------     --------
Net income available to common shareholders                                  $  4,956       $  5,129     $  5,082
                                                                             ========       ========     ========



Condensed Statements of Cash Flows



                                                                                     Year ended December 31,
                                                                                1998           1997        1996
                                                                             --------       --------     --------
Operating activities
Net income                                                                   $  6,123       $  6,499     $  6,318
 Adjustments to reconcile net income to net
cash provided by operating activities:
 (Equity in undistributed earnings) excess
 dividends of subsidiaries                                                      3,544           (283)      (4,304)
 Depreciation expense                                                              21             21           (9)
 Change in other assets                                                           214           (250)         (13)
 Change in other liabilities                                                     (257)            64           55
 Change in dividends receivable                                                     0              0        5,000
                                                                             --------       --------     --------
Net cash provided by operating activities                                       9,645          6,051        7,047

Investing activities
Investment in subsidiary                                                          652           (800)     (28,600)
Return of investment from subsidiary                                               14             28           26
Purchases of premises and equipment                                                 0              0          (21)
Purchase of investment securities                                              (1,928)             0       (1,577)
Change in net loans                                                              (224)            46            0
Proceeds from sale of investment
 securities                                                                         0              0            0
Proceeds from maturity of
investment securities                                                               0            932            0
                                                                             --------       --------     --------
Net cash used in investment activities                                         (1,486)           206      (30,172)
Financing activities
Cash dividends paid on common and preferred
stock                                                                          (2,984)        (3,069)      (2,848)
Purchase of treasury stock                                                       (886)        (5,324)        (128)
Proceeds from Commercial Repurchase Agreement                                    (538)         2,857            0
Cash paid on fractional shares                                                     (6)             0            0
Proceeds from long-term borrowings                                                  0              0        8,000
Payments on long-term borrowings                                                 (653)          (588)        (421)
Proceeds from sale of preferred stock                                               0              0       18,396
                                                                             --------       --------     --------
Net cash provided by (used in) financing
activities                                                                     (5,067)        (6,124)      22,999
                                                                             --------       --------     --------

(Decrease)increase in cash                                                      3,092            133         (126)
Cash at beginning of year                                                         192             59          185
                                                                             --------       --------     --------
Cash at end of year                                                          $  3,284       $    192     $     59
                                                                             ========       ========     ========



18. Quarterly Financial Data (Unaudited) (Dollars in Thousands)

Quarterly financial data for 1998 and 1997 is summarized below:


                                                                                                Quarter Ended
                                                                             March 31       June 30     September 30     December 31
                                                                            --------------------------------------------------------

1998
Interest income                                                              $ 13,188      $  13,729       $  14,196       $  14,238

Interest expense                                                                5,873          6,101           6,447           6,453

Net interest income                                                             7,315          7,628           7,749           7,785

Provision for loan loss                                                           758            758             805           2,566

Net income                                                                      1,698          1,665           1,765             995

Preferred dividends                                                               290            290             290             297

Net income available to
common shareholders                                                             1,408          1,375           1,475             698

Net income per common share,
basic and dilutive                                                                .35            .35             .37             .17


1997
Interest income                                                              $ 12,567      $  12,929       $  13,022       $  13,479

Interest expense                                                                5,505          5,538           5,605           5,877

Net interest income                                                             7,062          7,391           7,417           7,602

Provision for loan loss                                                           381            694             976             558

Net income                                                                      1,538          1,555           1,668           1,738

Preferred dividends                                                               311            394             352             313

Net income available to
common shareholders                                                             1,227          1,161           1,316           1,425

Net income per common share,
basic and dilutive                                                                .30            .29             .33             .36


Reference is made to the Management's Discussion and Analysis Section for explanations of significant changes to quarterly results.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                    Part III

Item 10

Directors and Executive Officers of the Registrant

    The following table sets forth the names and certain information concerning the Directors and the executive officers of the Company.


                                                    FIRST YEAR   PRINCIPAL OCCUPATION
  NAME                                    AGE       AS DIRECTOR  FOR THE PAST FIVE YEARS
  ------------------------------------  ------      -----------  ----------------------------

  James H. Harless                        79        1984         Chairman of the Board of Gilbert
                                                                 Imported Hardwoods, Inc.; from 1984
                                                                 through 1987 Chairman of the Board
                                                                 of Guyan Bancshares, Inc.;

  Dan R. Moore                            58        1984         Chairman of the Board of Directors,
                                                                 President, and Chief Executive
                                                                 Officer of the Company and Matewan
                                                                 National Bank;

  Frank E. Ellis                          72        1988         Physician, Frank Ellis &
                                                                 Associates, Inc.;

  Lafe P. Ward                            73        1984         Attorney at Law, Ward and
                                                                 Associates L.C., General Counsel
                                                                 for the Company;

  George A. Kostas                        69        1988         Pharmacist, President of Aracoma
                                                                 Drug Company, Inc.;

  Amos J. Hatfield                        72        1988         Owner, Gilbert Furniture Company;

  Sidney R. Young, Jr.                    75        1984         Semi-retired since April, 1986;
                                                                 President and Chief Operating
                                                                 Officer for McNamee Resources, Inc.
                                                                 since 1979;

  Betty Jo Moore                          58        1994         President of Moore Ford Sales
                                                                 and Moore Chevrolet, Williamson,
                                                                 West Virginia;

  Douglas Hinkle                          64        1996         President of Walter P. Walters
                                                                 Insurance Agency;

  Don Combs                               41        1998         President of Combs & Combs;

  Pauline Roberson                        76                     Vice President and Secretary of
                                                                 Company, Matewan National Bank
                                                                 since 1984, and Matewan Bank FSB
                                                                 since 1993;


  Lee M. Ellis                            44                     Vice President of Matewan National
                                                                 Bank since April, 1988; Vice
                                                                 President and Chief Financial
                                                                 Officer of the Company and Matewan
                                                                 National Bank from April, 1992 to
                                                                 the present, and Matewan Bank FSB
                                                                 from November, 1993 to present;

  Anna Ward                               39                     Vice President of Administration
                                                                 for Matewan National Bank since
                                                                 August 1994; Vice President of
                                                                 Audit Services for the Company from
                                                                 April, 1993 until August 1994 and
                                                                 for Matewan National Bank from
                                                                 April 1992 until August 1994;

  Timothy E. Edwards                      49                     Vice President of Operations for
                                                                 the Company from April 1995 and for
                                                                 Matewan National Bank since
                                                                 November 1992; Office Manager of
                                                                 the Gilbert branch of Matewan
                                                                 National Bank from September 1991
                                                                 until November, 1992. President of
                                                                 United National Bank, Webster
                                                                 Springs, WV for three years prior
                                                                 to September 1991;



    All executive officers of the Company serve at the pleasure of the Board of Directors and may be removed by the Board at any time.

    None of the members of the Board of Directors or any executive officers are related except that Mr. Dan R. Moore and Ms. Betty Jo Moore are married, Mr. Lee M. Ellis is the son of Dr. Frank E. Ellis, and Ms. Anna Ward is daughter-in-law of Mr. Lafe P. Ward.

                                  Part III

Item 11

EXECUTIVE OFFICERS' COMPENSATION

  COMPENSATION OVERVIEW

  During fiscal 1998, no cash compensation was paid to any executive officer of the Company in his or her capacity as such, although certain of the executive officers received directors fees from the Company. Each of the executive officers of the Company received compensation from Matewan National Bank, Matewan Bank FSB, or Matewan National Bank/Kentucky for services rendered in their capacities as executive officers of those subsidiaries.

    The following table sets forth information concerning the Chief Executive Officer, the only executive officer of the Company who received aggregate compensation in excess of $100,000 during the fiscal year ended December 31, 1998. Comparative data is also provided for the previous two fiscal years.


                       SUMMARY COMPENSATION TABLE




  ANNUAL COMPENSATION
                                                          Other
  Name and                                               Annual
  Principal              Fiscal   Salary     Bonus    Compensation
  Position                Year     ($)        ($)         ($)
  ---------              ------  --------   -------   ------------
  Dan R. Moore (1)         1998  $231,250   $39,941        $0
  Chairman &               1997   216,838    33,925         0
  President                1996   204,008    35,914         0


  (1) Matewan National Bank has provided Mr. Moore with the use of an automobile in the performance of his business duties. The value attributable to personal use of this automobile is not ascertainable and therefore is not included in this table.

  Long Term Compensation

    The Company had no stock award, Options/SAR, LTIP Payouts, or any other form of long term compensation plans in place for fiscal years 1998, 1997, or 1996.

  Stock Plans

    The Company has no stock award, option, or appreciable rights plans in existence and does not anticipate instituting any such plans in the foreseeable future.


  Retirement Plans

    The Company maintains an Employees' Retirement Plan (the "Plan") which is available to any employee who has completed at least one year of continuous service and is at least 21 years old and who elects to make the mandatory contributions to the Plan.

    The Plan provides for monthly payments upon normal retirement at age 65; there is no early retirement provision under the Plan.

    Contributions to the Plan by the   Company are those necessary to provide
  benefits under the Plan as determined by the application of accepted actuarial methods and assumptions.

    Effective for the Plan years starting after December 31, 1994, mandatory employee contributions were eliminated.

    Monthly pension benefits under the Plan, effective January 1, 1995 are equal to the sum of .85% of Average Monthly Compensation (defined hereafter) plus 1.50% of Average Monthly Compensation in excess of Covered Compensation multiplied by the number of years of employment, not to exceed 35 years. Average Monthly Compensation was defined as monthly compensation averaged over five consecutive Plan years that produce the highest monthly average within the last ten years of participation. Accruals on December 31, 1994 are protected.

    The following table illustrates the estimated annual benefits from the Plan upon retirement to participants at December 31, 1998, at selected remuneration and years of service classifications.



                                  Estimated Annual Retirement Benefits
                                      on Credited Years of Service
  Monthly Compensation    ----------------------------------------------------
  on an Annualized Basis        15        20        25        30        35
                          ----------------------------------------------------
  $160,000                   $29,700   $39,500   $49,400   $59,300   $69,200
   140,000                    27,400    36,500    45,700    54,800    63,900
   120,000                    22,900    30,500    38,200    45,800    53,400
   100,000                    18,400    24,500    30,700    36,800    42,900
    80,000                    13,900    18,500    23,200    27,800    32,400
    60,000                     9,400    12,500    15,700    18,800    21,900
    40,000                     5,100     6,800     8,500    10,200    11,900

                                     (WITH 31 YEARS PRIOR TO 1995)
                          ---------------------------------------------------
  150,000                       N/A       N/A       N/A        N/A    84,300



    A participant's vested interest in his accrued benefit under the Plan is determined under a vesting schedule which provided for vesting of a participant's accrued benefit beginning at 20% after three or more years of service and gradually increasing to 100% after seven years of service. Prior employee contributions vested immediately.

    Effective January 1, 1995, the Company installed a 401(k) savings plan (401(k) Plan) for all employees 21 years of age with one year of service to be operated in tandem with its existing defined benefit pension plan. The 401(k) Plan allows for voluntary pretax salary deferrals up to 15% of compensation.

    The Company will match employee salary deferrals at a rate of 25% on the first 4% of salary deferred. The vesting schedule for these matching contributions shall begin with 20% after three years of service and increase in 20% increments until fully vested after 7 years of service.

    At the end of fiscal year 1998, Mr. Moore had 35 years of service, Mrs. Roberson had 35 years, Mr. Ellis had 20 years, Mrs. Ward had 12 years, and Mr. Edwards had 7 years of credited service under the Plan.

  Management Employment Contracts

   The Company has no employment agreements with any of its executive officers.

  Compensation Committee Report

    The Company does not have a Compensation Committee. The Board of Directors as a whole maintains responsibility for this function as it relates to the President and Chief Executive Officer of the Company. The President, in conjunction with the Company's Personnel Department and guided by the Company's Personnel Policies, determines the level of compensation for the other executive officers of the Company.

  Compensation Philosophy

    The Company's compensation philosophy is to provide executive officers with salaries competitive with those paid by institutions of similar size, performance, and circumstance.

  Salaries

    The compensation package for each executive officer is based upon a review of selected local and national industry peer group data, evaluation of the performance of the executive officer, and the annual financial performance of the Company.

  Bonus Awards

    The Company's subsidiaries have paid in the last eight fiscal years an annual bonus to certain management level employees based on various predefined levels of performance, incorporating such measures as profitability and growth.

  Conclusion

    Under the compensation programs described above, a moderate portion of the Company's executive compensation is linked directly to individual and corporate performance. In the case of the Chief Executive Officer, of the Company, approximately 15% of his total 1998 compensation consisted of variable elements linked to Company performance. The Board of Directors intends to continue the policy of linking a portion of executive compensation to corporate performance.

Item 12

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information concerning the amount and nature of beneficial ownership of the Company's Common Stock by persons known by the Company to own 5% or more of such Common Stock, and by its directors, the individuals nominated for director, and its directors and officers as a "group" (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) as of January 31, 1999. The amount and nature of beneficial ownership, except as otherwise noted in the table, represents shares over which a director, nominee, or officer has sole voting and sole investment power.

                                    Amount and Nature    Percent
                                      of Beneficial         of
  Beneficial Owner                      Interest          Class

  James H. Harless                    432,030 (1)(2)      10.86
  Drawer H
  Gilbert, West Virginia 25621


  Dan R. Moore                        713,843 (1)(3)      17.95%
  Box 26
  Matewan, West Virginia 25678

  Frank E. Ellis                      278,278 (4)          7.00%
  3308 Jefferson Avenue
  Cincinnati, Ohio 45220

  Lafe P. Ward                         79,692 (5)          2.00%

  George A. Kostas                    121,230 (6)          3.05%

  Amos J. Hatfield                     98,162 (7)          2.47%

  Sidney R. Young, Jr.                 22,573 (8)           .57%

  Betty Jo Moore                      376,940 (9)          9.48%

  Doug Hinkle                           2,200               .06%

  Don Combs                             3,850               .10%

  All directors and officers
  as a group (14 persons)           1,494,259 (10)        37.56%

  (1) Includes 336,903 shares as to which Mr. Moore has sole voting power pursuant to an agreement dated August 6, 1987, between Mr. Moore and Mr. Harless.

  (2) Includes 412,202 shares held of record by Mr. Harless, members of his family, and affiliates.

  (3) Includes 376,940 shares held of record by Mr. Moore and his wife, members of his family, and affiliates.

  (4) Includes 228,157 shares of record held by Mr. Ellis, members of his family, and affiliates as to which Mr. Ellis disclaims beneficial ownership.

  (5) Includes 33,976 shares of record held by Mr. Ward, members of his family, and affiliates as to which Mr. Ward disclaims beneficial ownership.

  (6) Includes 91,319 shares of record held by Mr. Kostas and his wife.

  (7) Includes 80,875 shares of record held by Mr. Hatfield and his wife, and 17,287 shares of record held by his wife and son as to which Mr. Hatfield disclaims beneficial ownership.

  (8) Includes 18,701 shares of record held by Mr. Young and his wife.

  (9) Includes 363,176 shares held by Mrs. Moore and her husband, members of her family, and affiliates.

  (10) Excludes duplicate counting for shares subject to the voting agreement between Messrs. Moore and Harless and for shares held by Mr. Moore, Mrs. Moore, members of their family, and affiliates.

    On August 6, 1987, Messrs. Moore and Harless entered into an agreement in connection with the merger of the Company and Guyan Bancshares, Inc., pursuant to which Mr. Harless granted Mr. Moore an irrevocable proxy to vote shares held of record or beneficially by Mr. Harless at all meetings of shareholders of the Company for so long as Mr. Moore remains Chairman of the Company.

    The Company knows of no other person or persons who, beneficially or of record, own in excess of five percent of the Company's Common Stock. The Company is not aware of any other arrangements which at a subsequent date may result in a change of control of the Company.

Item 13

  Certain Relationships and Related Transactions

    Company subsidiaries have made various loans to its directors and officers and to directors and officers of the Company and its subsidiaries. Loans to this group and their related entities totalled $1,226,000, $1,502,000, and $3,315,000 at December 31, 1998, 1997, and 1996, respectively. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with persons other than directors or officers, and did not involve more than the normal risk of collectability or present other unfavorable features.

    During the year ended December 31, 1998, the Company and its subsidiaries paid legal fees in the amount of $58,679 to the law firm of Ward and Associates, L.C. Mr. Ward, a director of the Company, is a principal in the firm and as a result may receive an indirect benefit from the payment of legal fees. During the year ended December 31, 1998, the Company and its subsidiaries paid legal fees in the amount of $186,095 to the law firm of Combs and Combs. Mr. Combs, a director of the Company, is a principal in the firm and as a result may receive an indirect benefit from the payment of legal fees.

Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS                                                         1998       1997
                                                             ---------  ---------
Cash and due from banks....................................  $ 22,420   $ 21,570
Interest bearing deposits
 in other banks............................................    13,855     14,299
Federal funds sold.........................................       485      4,420
                                                             --------   --------
Cash and cash equivalents..................................    36,760     40,289
Investment securities:
 Available-for-sale at fair value..........................    50,521     24,881
 Held-to-maturity..........................................   111,976    135,544
   (Approximate fair value of $112,495 and
    $135,778 at December 31, 1998 and 1997)
Loans, net.................................................   441,830    397,633
Premises and equipment.....................................    20,420     20,545
Accrued interest receivable
 and other assets..........................................    22,127     24,731
                                                             --------   --------
TOTAL ASSETS...............................................  $683,634   $643,623
                                                             ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
 Non-interest bearing......................................  $ 73,883   $ 77,698
 Interest bearing..........................................   505,249    457,576
                                                             --------   --------
Total Deposits.............................................   579,132    535,274
Short-term borrowings:
 Repurchase agreements.....................................    13,658     14,431
 Federal Home Loan Bank advances...........................     5,000      7,500
 Other.....................................................     1,262      6,646
                                                             --------   --------
Total Short-term Borrowings................................    19,920     28,577
Long-term borrowings:
 Federal Home Loan Bank advances...........................     6,559      1,170
 Notes Payable.............................................     6,475      6,991
                                                             --------   --------
Total Long-term Borrowings.................................    13,034      8,161
Accrued interest payable
 and other liabilities.....................................     4,661      7,005
                                                             --------   --------
TOTAL LIABILITIES..........................................   616,747    579,017
SHAREHOLDERS' EQUITY
Convertible Preferred stock, Series A, 7.5%
 $1 par value; 1,000,000 shares authorized; 804,600
 and 805,000 issued and outstanding on December 31,
 1998 and 1997, respectively, including 187,242 and
 176,842 shares in treasury stock ($15,434 aggregate
 liquidation value)........................................       805        805
Common Stock - $1 par value; 10,000,000
 shares authorized; 4,052,514 and 3,684,104 shares
 outstanding at December 31, 1998 and 1997, respectively,
 including 74,122 and 49,884 shares in treasury stock......     4,052      3,684
Capital Surplus............................................    38,799     29,773
Retained earnings..........................................    29,616     35,927
Treasury stock.............................................    (6,416)    (5,530)
Accumulated Other Comprehensive
 Income....................................................        31        (53)
                                                             --------   --------
TOTAL SHAREHOLDERS' EQUITY.................................    66,887     64,606
                                                             --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................  $683,634   $643,623
                                                             ========   ========



See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)


                                                   1998     1997     1996
                                                 -------  -------  -------
INTEREST INCOME
 Interest and fees on loans....................  $44,652  $41,146  $36,583
 Interest and dividends
 on investment securities:
  Taxable......................................    9,338    9,158    8,248
  Tax-exempt...................................      439      528      419
 Other interest income.........................      922    1,165    1,134
                                                 -------  -------  -------
TOTAL INTEREST INCOME..........................   55,351   51,997   46,384

INTEREST EXPENSE
 Deposits......................................   23,430   21,376   17,875
 Other borrowings..............................    1,444    1,149      994
                                                 -------  -------  -------
TOTAL INTEREST EXPENSE.........................   24,874   22,525   18,869
                                                 -------  -------  -------

NET INTEREST INCOME............................   30,477   29,472   27,515
PROVISION FOR LOAN LOSSES......................    4,887    2,609    2,945
                                                 -------  -------  -------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES......................   25,590   26,863   24,570

OTHER INCOME
 Service fees..................................    4,047    4,096    3,011
 Other income..................................      466      562      553
 Commission income.............................      590      614      770
 Gain on sale of assets........................      237       94      365
                                                 -------  -------  -------
TOTAL OTHER INCOME.............................    5,340    5,366    4,699

OTHER EXPENSES
 Salaries and employee benefits................    8,277    8,759    7,877
 Net occupancy.................................    1,389    1,409    1,254
 Equipment.....................................    1,539    1,440    1,114
 Data processing...............................    1,334    1,390    1,121
 Telephone.....................................      848      603      632
 Marketing.....................................      734      632      852
 Loan fees.....................................      899      636      354
 Legal & Auditing..............................      517      703      465
 Contract Labor................................      677      332      141
 Goodwill and intangibles......................    1,120    1,168      984
 Other.........................................    4,504    5,241    4,545
                                                 -------  -------  -------
TOTAL OTHER EXPENSE............................   21,838   22,313   19,339
                                                 -------  -------  -------

INCOME BEFORE INCOME TAXES.....................    9,092    9,916    9,930
APPLICABLE INCOME TAXES........................    2,969    3,417    3,612
                                                 -------  -------  -------
NET INCOME.....................................    6,123    6,499    6,318

PREFERRED STOCK DIVIDENDS......................    1,167    1,370    1,236
                                                 -------  -------  -------

EARNINGS APPLICABLE TO COMMON STOCK............  $ 4,956  $ 5,129  $ 5,082
                                                 =======  =======  =======

PER SHARE EARNINGS, BASIC AND DILUTED..........    $1.24    $1.28    $1.26
                                                 =======  =======  -------
Average common shares outstanding..............    3,989    4,010    4,030
                                                 =======  =======  =======


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                              Other
                                                                                           Accumulated
                                      Preferred  Common  Capital   Retained     Treasury  Comprehensive
                                        Stock    Stock   Surplus    Earnings      Stock      Income       Total
                                      ---------  ------  -------  ------------  --------- -------------  --------

Balance as of December 31, 1995,
as previously reported                   $    0  $3,684  $12,182      $29,976       ($78)      $  53     $45,817

Adjustment to reflect restatement
of prior year earnings                                                   (897)                              (897)
                                          -----  ------  -------      -------      -----        -----    -------
Restated Balance, January 1, 1996              0  3,684   12,182       29,079        (78)          53     44,920

Comprehensive Income:
Net income                                    0       0        0        6,318          0           0       6,318
Other Comprehensive Income
net of tax:
  Change in net unrealized loss on
  available-for-sale securities               0       0        0            0          0        (121)       (121)
                                                                                                          ------
Comprehensive income                                                                                       6,197

Issuance of Preferred Shares                805       0   17,591            0          0           0      18,396

Treasury Stock Purchases                      0       0        0            0       (128)          0        (128)

Dividends on Common Stock
    ($.40 per share)                          0       0        0       (1,612)         0           0      (1,612)

Dividends on Preferred Stock
    ($1.54 per share)                         0       0        0       (1,236)         0           0      (1,236)
                                          -----  ------  -------      -------      -----        -----    -------

Balance December 31, 1996                  $805  $3,684  $29,773      $32,549      ($206)       ($68)    $66,537

Comprehensive Income:
Net income                                    0       0        0        6,499          0           0       6,499
Other Comprehensive Income
net of tax:
Change in net unrealized loss on
  available-for-sale securities               0       0        0            0          0          15          15
                                                                                                         -------
Comprehensive income                                                                                       6,514

Treasury Stock Purchases                      0       0        0            0     (5,324)          0      (5,324)

Dividends on Common Stock
  ($.44 per share)                            0       0        0       (1,751)         0           0      (1,751)

Dividends on Preferred Stock
  ($1.875 per share)                          0       0        0       (1,370)         0           0      (1,370)
                                          -----  ------  -------      -------    -------        -----    -------

Balance December 31, 1997                  $805  $3,684  $29,773      $35,927    ($5,530)       ($53)    $64,606

Adjustment for effect of a
10% Common Stock Dividend                     0     368    9,026       (9,394)         0           0           0

Cash Paid on fractional shares                0       0        0           (6)         0           0          (6)
                                          -----  ------  -------      -------    -------        -----    -------
                                            805   4,052   38,799       26,527     (5,530)        (53)     64,600
Comprehensive Income:
Net income                                    0       0        0        6,123          0           0       6,123
Other Comprehensive Income
net of tax:
 Change in net unrealized loss on
 available-for-sale securities                0       0        0            0          0          84          84
                                                                                                          ------
Comprehensive income                                                                                       6,207

Treasury Stock Purchases                      0       0        0            0       (886)          0        (886)

Dividends on Common Stock
  ($.47 per share)                            0       0        0       (1,867)         0           0      (1,867)

Dividends on Preferred Stock
  ($1.875 per share)                          0       0        0       (1,167)         0           0      (1,167)
                                          -----  ------  -------      -------    -------        -----    -------
Balance December 31, 1998                  $805  $4,052  $38,799      $29,616    ($6,416)        $31     $66,887
                                          =====  ======  =======      =======    =======        =====    =======


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                        Restated - Note 1
                                                1998       1997       1996
                                              -------    -------   --------
OPERATING ACTIVITIES

NET INCOME                                    $ 6,123    $ 6,499   $  6,318

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                   1,305      1,209      1,100
 NET AMORTIZATION                               1,431      1,148      1,125
 PROVISION FOR LOAN LOSSES                      4,887      2,609      2,945
 PROVISION FOR DEFERRED TAXES                    (665)        58        148
 (GAIN) LOSS ON SALE OF ASSETS                    (33)       (94)      (365)
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                   1,484     (3,189)      (825)
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                (1,860)     1,624        254
                                              -------    -------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES      12,672      9,864     10,700

INVESTING ACTIVITIES

 NET CASH RECEIVED IN ACQUISITION
  OF SUBSIDIARY                                     0          0     15,822
 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                15,589     14,360     21,275
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                  77,983     31,954     39,794
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                  (41,180)   (13,826)   (12,130)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                  (54,560)   (44,893)   (76,915)
 NET CHANGE IN LOANS                          (49,084)   (29,441)   (12,741)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                (1,866)    (1,475)    (1,704)
 PROCEEDS FROM SALE OF
  PREMISES AND EQUIPMENT                          719        686          0
                                              -------    -------   --------
NET CASH USED IN INVESTING
ACTIVITIES                                    (52,399)   (42,635)   (26,599)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                        43,858     11,966      5,559
 NET CHANGE IN SHORT TERM
  BORROWINGS                                   (8,657)     5,358      5,033
 PROCEEDS FROM SALE OF PREFERRED STOCK              0          0     18,396
 PROCEEDS FROM LONG TERM BORROWINGS             6,200      1,170      8,000
 PRINCIPAL PAYMENTS ON LONG TERM BORROWINGS    (1,327)      (588)      (421)
 TREASURY STOCK PURCHASES                        (886)    (5,324)      (128)
 CASH PAID ON FRACTIONAL SHARES
  FROM STOCK DIVIDEND                              (6)         0          0
 CASH DIVIDENDS PAID                           (2,984)    (3,069)    (2,848)
                                              -------    -------   --------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                           36,198      9,513     33,591
                                              -------    -------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS        (3,529)   (23,258)    17,692
CASH AND EQUIVALENTS AT BEGINNING OF YEAR      40,289     63,547     45,855
                                              -------    -------   --------
CASH AND EQUIVALENTS AT END OF PERIOD         $36,760    $40,289   $ 63,547
                                              =======    =======   ========


See Accompanying Notes to Consolidated Financial Statements

(a) Financial Statement Schedules have been omitted due to the required information being provided in the consolidated financial statements or notes thereto.

     Exhibits:
       3.1  Certificate of Incorporation of Registrant, as amended (1)
       3.2  By-laws of Registrant (1)
      10.1  Voting and First Refusal Agreement, dated August 6, 1987 between
            Dan R. Moore and James H. Harless (1)
      10.2  Lease Agreement dated August 1, 1984 between Matewan National Bank and Harrison and Dora Jude (2)
      10.3  Lease Agreement, dated March 5, 1986, between Matewan National Bank and Mingo Bottling Company (1)
      10.4  Lease Agreement, dated December 1, 1988 between Matewan National
            Bank and Josephine Hope (3)
      10.5  Purchase and Assumption Agreement, dated December 29, 1989, between
            Matewan National Bank and the Bank of Danville and First Center,
            Bancshares, Inc. (4)
      10.6  Lease Agreement, dated August 6, 1985 between Price M. Hager, Inc.
            and Fae W. Ramsey, Et Al; Assignment Agreement between Matewan
            BancShares, Inc. dated August 5, 1993; and Amended and Restated
            Agreement of Lease dated July 27, 1993 between Fae W. Ramsey,
            Widow, and Citizens National Bank of Paintsville (6)
      10.7  Lease Agreement, dated April 7, 1994 between Homer and Mary Short and Matewan Bank FSB (7)
      10.8  Lease Agreement, dated December 6, 1994 between K-VA-T Food Stores,
            Inc. and Matewan BancShares (7)
      10.9  Lease Agreement, dated December 6, 1994 between K-VA-T Food
            Stores, Inc. and Matewan BancShares (7)
      10.10 Lease Agreement, dated February 7, 1994 between Betty O. Rosen and Matewan National Bank (7)
      10.11 Facility Construction and Consulting Agreement MNB-01 between
            International Banking Technologies, Inc. and Matewan BancShares,
            Inc. (7)
      10.12 Facility Construction and Consulting Agreement MNB-02 between
            International Banking Technologies, Inc. and Matewan BancShares,
            Inc. (7)
      10.13 Matewan BancShares, Inc. Employee Retirement Plan (7)
      10.14 Agreement dated February 14, 1995, between Electronic
            Data Systems Corporation and Matewan BancShares, Inc. (8)
      10.15 Lease Agreement, dated September 1, 1996 between K-VA-T Food
            Stores, Inc. and Matewan Bank FSB (9)
      10.16 Lease Agreement, dated December 16, 1996 between K-VA-T Food
            Stores, Inc. and Matewan Bank FSB (9)
      10.17 Lease Agreement, dated December 6, 1996 between First Union
            National Bank of Virginia and Matewan BancShares, Inc. (9)
      10.18 Lease Agreement, dated October 15, 1996 between Parkway Plaza
            Associates and Matewan Bank FSB (9)
      10.19 Agreement and Plan of Reorganization between Matewan BancShares,
            Inc. and BB&T Corporation dated February 24, 1999 (11)
      11.1  Computation of Per Share Earnings (5)
      12.0  Computation of Ratios (5)
      13.1  Annual Report to Shareholders for the fiscal year ended
            December 31, 1997 (10)
      13.2  Deed of Lease, dated November 24, 1997, between B&R Enterprises,
            Inc., and Matewan BancShares, Inc. (10)
      13.3  Lease Agreement, dated September 2, 1997, between K-VA-T Food
            Stores, Inc. and Matewan BancShares, Inc. (10)
      13.4  Lease Agreement, dated September 2, 1997 , between K-VA-T Food
            Stores, Inc. and Matewan BancShares, Inc. (10)
      22.1  Subsidiaries of Registrant
                Matewan National Bank
                Matewan Bank FSB
                Matewan Venture Fund, Inc.
      27    Financial Data Schedule (12)

(1) Filed as an exhibit of the same number to the Company's Registration Statement on

Form S-1 under the Securities Act of 1933, Registration No.33-17172, and incorporated herein by reference.
(2) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.
(3) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.
(4) Filed as exhibit 2.01 to the Company's Current Report on Form 8-K, dated January 10, 1990 and incorporated herein by reference.
(5) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.
(6) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(7) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Pre-effective Amendment No.1 to Form S-1 Registration Statement on February 16, 1996 (Registration No. 333-367) and incorporated herein by reference.
(9) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.
(10) Filed as an exhibit of the same year to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Form 8-K on March 2, 1999, and
incorporated         herein by reference.
(12) Filed herewith.

   Reports on Form 8-K

   The following reports on Form 8-K were filed in 1999 and are incorporated herein by reference:

(a) Date of Report of March 2, 1999.

MATEWAN BANKS LOCATIONS

MATEWAN BANCSHARES, INC.
P.O. Box 100
Williamson, WV 25661
(304)235-1544

MATEWAN NATIONAL BANK

Matewan*                      Delbarton               Kermit*
600 Mate Street               Helena Avenue           Eastgate Shopping Center
Matewan, WV 25678             Delbarton, WV 25670     Kermit, WV 25674
(304)426-8221                 (304)475-2560           (304)393-3347

Williamson*                   Gilbert*                Logan*
Second Avenue & Vinson St.    Main Street, Rt. 52     80 Riverview Drive
Williamson, WV 25661          Gilbert, WV 25621       Logan, WV 25601
(304)235-1544                 (304)664-3295           (304)752-6100

Danville*                     Pikeville Downtown*     Shelby Valley*
149 Smoot Avenue              334 Main Street         5620 Collins Highway
Danville, WV 25053            Pikeville, KY 41501     Robinson Creek, KY 41560
(304)369-0022                 (606)433-5500           (606)639-4377

Ferrell's Creek*              Phelps*                 Richlands
14793 Regina/Belcher Highway  38768 Highway 194       201 Suffolk Avenue
Elkhorn City, KY 41522        Phelps, KY 41564        Richlands, VA 24641
(606)754-5025                 (606)456-8766           (540)964-4099

Vansant*#                     Abingdon*#              Lebanon*#
Highway 83                    396 Towne Center Drive  Highway 694
Vansant, VA 24656             Abingdon, VA 24210      Lebanon, VA 24266
(540)935-7400                 (540)623-1965           (540)889-1330

Tazewell*                     Money Center
East Fincastle at Fourway     249 Second Avenue
Tazewell, VA 24651            Williamson, WV 25661
(open March 1998)

Coal Run*                     Prestonsburg*           Whitesburg*#
1086 North Mayo Trail         Glen Lyn Plaza          99 Medical Plaza
Pikeville, KY 41501           Prestonsburg, KY 41653  Whitesburg, KY 41858

Goody*#                       Pikeville*#
Thompson Plaza                Towne & Country Plaza
Goody, KY 41503               Pikeville, KY 41501

MATEWAN BANK FSB

Paintsville*
300 North Mayo Trail
Paintsville, KY 41240

MATEWAN VENTURE FUND

Matewan
600 Mate Street
Matewan, WV 25661
(304)426-8221

MATEWAN INSURANCE AND
INVESTMENTS

Money Center
249 Second Avenue
Williamson, WV 25661
(304)235-1660



* Denotes 24 Hour ATM locations       # Denotes Food City Supermarket locations

Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized March 1, 1999.

                            Matewan BancShares, Inc.

                            /s/Dan R. Moore
                            --------------------
                            Dan R. Moore
                            Chairman of the Board,
                            President, and Chief Executive
                            Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities listed on March 1, 1999.

/s/Dan R. Moore                  /s/Lee M. Ellis
-------------------              --------------------
Chairman of the Board,           Vice President &
President, and Chief             Chief Financial Officer
Executive Officer

/s/James H. Harless              /s/Frank E. Ellis
-------------------              --------------------
Director                         Director

/s/Lafe P. Ward                  /s/Amos J. Hatfield
-------------------              --------------------
Director                         Director

/s/George A. Kostas              /s/Sidney Young, Jr.
-------------------              --------------------
Director                         Director

/s/Betty Jo Moore                /s/Douglas Hinkle
-------------------              --------------------
Director                         Director

/s/Don Combs
-------------------
Director