Form 10-Q
period 1999-03-31
MATEWAN BANCSHARES INC
filed 1999-05-11
CIK 742246

                                  FORM - 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 1999
                           --------------

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

Common Stock, $1 Par Value - 4,087,867 shares March 31, 1999
------------------------------------------------------------

                            Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - March 31, 1999,
        December 31, 1998, and March 31, 1998
     Consolidated statements of income - Three months ended
        March 31, 1999 and March 31, 1998
     Consolidated statement of changes in shareholders' equity
        for the three months ended March 31, 1999 and 1998 Consolidated statements of cash flows for the three months ended March 31, 1999 and 1998
     Notes to consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)


                                                                     Restated
                                            March 31  December 31    March 31
                                            --------  -----------    --------
ASSETS                                          1999         1998        1998
                                                ----         ----        ----
Cash and due from banks                      $ 20,966    $ 22,420    $ 16,886
Interest bearing deposits
 in other banks                                   197      13,855       3,653
Federal funds sold                             19,815         485      12,720
                                             --------    --------    --------

 Cash and cash equivalents                     40,978      36,760      33,259

Investment securities:
 Available-for-sale at
   fair value                                  43,869      50,521      37,220
 Held-to-maturity at cost                     113,233     111,976     122,849
  (Approximate fair value
   $113,287 at March 31,1999;
   $112,495 at December 31, 1998;
   and $123,260 at March 31, 1998)

Loans - net                                   439,465     441,830     408,124

Premises and equipment                         20,246      20,420      20,730

Accrued interest receivable
 and other assets                              21,889      22,127      22,770
                                             --------    --------    --------

TOTAL ASSETS                                 $679,680    $683,634    $644,952
                                             ========    ========    ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)


                                                                                                   Restated
                                            March 31               December 31                     March 31
                                            --------               -----------                     --------
LIABILITIES AND                                 1999                      1998                         1998
SHAREHOLDERS' EQUITY                            ----                      ----                         ----
Deposits:
  Non-interest bearing                      $ 71,002               $    73,883                   $   71,580
  Interest bearing                           510,784                   505,249                      470,559
                                            --------               -----------                   ----------
  TOTAL DEPOSITS                             581,786                   579,132                      542,139
Short-term borrowings:
  Repurchase agreements                       10,971                    13,658                       12,520
  FHLB advances                                    0                     5,000                        4,975
  Other                                        1,574                     1,262                        2,767
                                            --------               -----------                   ----------
  TOTAL SHORT TERM
  BORROWINGS                                  12,545                    19,920                       20,262
Long-term Borrowings
  FHLB advances                                6,307                     6,559                        6,214
  Notes payable                                6,308                     6,475                        6,830
                                            --------               -----------                   ----------
  TOTAL LONG TERM
  BORROWINGS                                  12,615                    13,034                       13,044
Accrued interest payable
  and other liabilities                        5,235                     4,661                        4,046
                                            --------               -----------                   ----------

TOTAL LIABILITIES                            612,181                   616,747                      579,491

SHAREHOLDERS' EQUITY
Preferred stock                                  717                       805                          805
 $1 par value; 1,000,000 shares
 authorized;  717,360 issued as of
 March 31, 1999; 804,600 issued as
 of December 31, 1998; and 805,000
 issued as of March 31, 1998; including
 187,242, 187,242 and 176,842 shares in
 treasury stock, respectively
 ($25 per share liquidation preference)
Common Stock - $1 par value                    4,162                      4,052                       4,052
 10,000,000 shares authorized;
 4,162,189 share outstanding at
 March 31, 1999, including 75,122
 shares in treasury stock; 4,052,514
 shares outstanding at December 31,
 1998 and March 31, 1998, including
 74,122 and 49,884 shares in treasury
 stock
Surplus                                       38,777                    38,799                       38,799
Retained earnings                             30,337                    29,616                       27,503
Treasury stock                                (6,445)                   (6,416)                      (5,601)
Net unrealized gain(loss)
 on available-for-sale
  securities, net of income
  taxes                                          (49)                       31                          (97)
                                            --------               -----------                   ----------
TOTAL SHAREHOLDERS' EQUITY                    67,499                    66,887                       65,461
                                            --------               -----------                   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                      $679,680               $   683,634                   $  644,952
                                            ========               ===========                   ==========



See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)


                                                                                  Three months ended
                                                                                  ------------------
                                                                                     March 31,
                                                                                     ---------
                                                                         1999                          1998
                                                                         ----                         -----
INTEREST INCOME
 Interest and fees on loans                                         $   11,346                   $   10,570
 Interest and dividends
 on investment securities:
   Taxable                                                               2,229                        2,346
   Tax-exempt                                                              105                          112
 Other interest income                                                     156                          160
                                                                    ----------                  -----------
TOTAL INTEREST INCOME                                                   13,836                       13,188

INTEREST EXPENSE
 Deposits                                                                5,921                        5,523
 Short-term borrowings                                                     282                          350
                                                                    ----------                  -----------
TOTAL INTEREST EXPENSE                                                   6,203                        5,873
                                                                    ----------                  -----------
NET INTEREST INCOME                                                      7,633                        7,315
PROVISION FOR LOAN LOSSES                                                  831                          758
                                                                    ----------                  -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                6,802                        6,557

OTHER INCOME
 Service fees                                                            1,102                          953
 Other                                                                      36                          134
 Commission income                                                         118                          136
 Gain on sale of assets                                                      4                           77
                                                                    ----------                  -----------
TOTAL OTHER INCOME                                                       1,260                        1,300

OTHER EXPENSES
 Salaries and employee
    benefits                                                             2,053                        2,165
 Net occupancy                                                             342                          328
 Equipment                                                                 393                          376
 Data Processing                                                           420                          334
 Telephone                                                                 237                          231
 Marketing                                                                 205                          174
 Dealer fees                                                               271                          164
 Goodwill & intangibles
  expense                                                                  245                          275
 Legal & auditing                                                          118                          120
 Contract labor                                                            180                          105
 Losses on sales &
  writedowns                                                               246                          142
 Local business & franchise taxes                                          217                          235
 Other                                                                     883                          707
                                                                    ----------                  -----------
TOTAL OTHER EXPENSE                                                      5,810                        5,356
                                                                    ----------                  -----------
INCOME BEFORE INCOME TAXES                                               2,252                        2,501
APPLICABLE INCOME TAXES                                                    764                          803
                                                                    ----------                  -----------
NET INCOME                                                               1,488                        1,698
Preferred Stock Dividends                                                  283                          290
                                                                    ----------                  -----------
EARNINGS APPLICABLE TO COMMON STOCK                                     $1,205                       $1,408
                                                                    ==========                  ===========
Per Share Earnings Applicable, Basic and Diluted                          $.30                         $.35
                                                                    ==========                  ===========
Average common shares
 outstanding                                                         4,004,059                    3,995,642
                                                                    ==========                  ===========
Dividends per common share                                                $.12                         $.11
                                                                    ==========                  ===========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES





                                                                                                   Other
                                  Preferred     Common  Capital        Retained  Treasury  Comprehensive
                                      Stock      Stock  Surplus        Earnings     Stock         Income     Total
                                 ----------   --------  -------      ----------   -------   ------------   -------
Balance December 31, 1997 as
previously reported                  $  805   $  3,684  $29,773      $    37,084   ($5,530)         ($53)  $65,763

Adjustment to reflect
 restatement of
 prior year earnings                     0          0        0           (1,151)        0             0    (1,151)
                                     ------   --------  -------      -----------   -------        ------   -------

Restated balance January
 1, 1998                                805      3,684   29,773           35,933    (5,530)          (53)   64,612

Adjustment for effect of a
10% Common Stock Dividend                 0        368    9,026           (9,394)        0             0         0
                                     ------   --------  -------      -----------   -------        ------   -------
                                        805      4,052   38,799           26,539    (5,530)          (53)   64,612

Comprehensive Income:
Net income                                0          0        0            1,698         0             0     1,698
Other Comprehensive Income
net of tax:
  Unrealized losses on
  available-for-sale securities           0          0        0                0         0          (44)      (44)
                                                                                                          -------
Comprehensive income                                                                                        1,654


Treasury Stock Purchases                  0          0        0                0       (71)           0       (71)

Dividends on Common Stock                 0          0        0             (438)        0            0      (438)
    ($.11 per share)
Cash paid on fractional shares            0          0        0               (6)        0            0        (6)

Dividends on Preferred Shares
    ($.463 per share)                     0          0        0             (290)        0            0      (290)
                                      ------   --------  -------      ----------   -------       ------   -------

Balance March 31, 1998               $  805   $  4,052  $38,799       $   27,503   ($5,601)        ($97)  $65,461
                                     ======   ========  =======       ==========   =======       ======   =======


                                                                                                    Other
                                  Preferred     Common  Capital         Retained  Treasury  Comprehensive
                                      Stock      Stock  Surplus         Earnings     Stock         Income   Total
                                 ----------   --------  -------       ----------   -------  -------------  -------

Balance January 1, 1999              $  805   $  4,052  $38,799       $   29,616   ($6,416)        $   31   $66,887

Comprehensive Income:
Net income                                0          0        0            1,488         0              0     1,488
Other Comprehensive Income
net of tax:
  Unrealized losses on
  available-for-sale securities           0          0        0                0         0            (80)      (80)
                                                                                                            -------
Comprehensive income                                                                                          1,408

Conversion of Preferred Stock
to Common Stock                         (88)       110      (22)               0         0              0         0

Treasury Stock Purchases                  0          0        0                0       (29)             0       (29)

Dividends on Common Stock                 0          0        0             (484)        0              0      (484)
    ($.12 per share)

Dividends on Preferred Shares
    ($.463 per share)                     0          0        0             (283)        0              0      (283)
                                     ------   --------  -------       ----------   -------         ------   -------
Balance March 31, 1998                 $717     $4,162  $38,777          $30,337   ($6,445)          ($49)  $67,499
                                     ======   ========  =======       ==========   =======         ======   =======

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)



                                                      For the three months ended
                                                      March 31,           March 31,
                                                        1999                 1998
                                                        ----                 ----
OPERATING ACTIVITIES

NET INCOME                                             $  1,486            $  1,698
ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                               319                 319
 AMORTIZATION                                               312                 296
 PROVISION FOR LOAN LOSSES                                  831                 758
 PROVISION FOR DEFERRED TAXES                                 -                   -
 GAIN ON SALE OF ASSETS                                       -                  (2)
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                                (7)              1,798
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                             499              (3,031)
                                                       --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 3,440               1,836

INVESTING ACTIVITIES

 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                           8,146               4,816
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                            17,971              19,335
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                             (1,516)            (17,234)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                            (19,273)             (6,656)
 NET CHANGE IN LOANS                                      1,534             (11,249)
 PROCEEDS FROM SALES OF PURCHASES
  AND EQUIPMENT                                               0                 119
 PURCHASES OF PREMISES
  AND EQUIPMENT                                            (145)               (621)
                                                       --------            --------
NET CASH USED IN INVESTING
ACTIVITIES                                                6,717             (11,490)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                                   2,654               6,865
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                             (7,375)             (8,315)
 NET CHANGE IN LONG-TERM
  BORROWINGS                                               (419)              4,883
 ACQUISITION OF TREASURY SHARES                             (29)                (71)
 CASH PAID ON FRACTIONAL SHARES                               -                  (6)
 CASH DIVIDENDS PAID                                       (770)               (732)
                                                       --------            --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                     (5,939)              2,624
                                                       --------            --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   4,218              (7,030)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                36,760              40,289
                                                       --------            --------
CASH AND EQUIVALENTS AT END OF PERIOD                  $ 40,978            $ 33,259
                                                       ========            ========

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
MARCH 31, 1999
(Dollars in thousands)

1. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Matewan BancShares, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

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

4. At March 31, 1999, the recorded investment in impaired loans under Statement No. 114 was $18.99 million (of which $4.96 million were on a nonaccrual basis). Included in this amount is $5.52 million of impaired loans for which the related allowance for credit losses is $961 thousand and $13.47 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the twelve month period ended March 31, 1999 approximated $15.69 million.

5. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying financial statements reflect Matewan BancShares, Inc. and its consolidated subsidiaries, The Matewan National Bank, Matewan Bank FSB, and Matewan Venture Fund, Inc. All intercompany balances and transactions have been eliminated in consolidation. During 1998, the Company discovered that prior year reconciliations of certain general ledger accounts were not done properly, and, as a result, certain amounts were not written off in those prior years, principally 1994. Accordingly, prior year financial statements have been restated. Retained earnings at January 1, 1998, as has been previously reported, has been reduced by $1.151 million.

6. On February 25, 1999, the Company entered into an Agreement and

Plan of Reorganization (Agreement) with BB&T Corporation (BB&T), a North Carolina corporation. Under the Agreement, the Company will merge into BB&T, with BB&T being the surviving company. At the effective time of the merger, each share of Company common and preferred stock issued and outstanding will be converted into the right to receive merger consideration. Based on BB&T's closing price on February 24, 1999, Company shareholders will receive .9333 shares of BB&T stock for each share of Company common stock and 1.166 shares of BB&T stock for each share of Company preferred stock. The merger is subject to the approval of the Company's shareholders and applicable regulatory authorities. The Company has granted BB&T the option, exercisable under certain circumstances, to purchase up to 19.9% of the Company's shares of common stock outstanding. On April 27, 1999, the Company and BB&T amended the Agreement. Under the amended Agreement, Company shareholders will receive .67 shares of BB&T common stock for each share of the Company's common stock and .8375 shares of BB&T common stock for each share of the Company's preferred stock.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at March 31, 1999 have decreased approximately $3.9 million since December 31, 1998 and have increased approximately $34.7 million since March 31, 1998. Deposits have decreased approximately $2.6 million and increased approximately $39.6 million and short term borrowings decreased approximately $7.3 million and $7.7 million over the same respective quarterly and annual intervals. Long term borrowings have decreased approximately $419 thousand and $429 thousand over the same respective intervals. Retained earnings increased approximately $721 thousand from December 31, 1998, to March 31, 1999, and decreased approximately $6.5 million in the twelve month period ended March 31, 1999. The accounting impact of the 10% common stock dividend declared in the first quarter of 1998 was the reason for the latter decrease.

The asset structure of the Company's balance sheet at March 31, 1999, compared to December 31, 1998, and March 31, 1998, has changed, as far as overall composition. Cash and cash equivalents increased approximately $4.2 million since December 31, 1998 and $7.7 million since March 31, 1998. Investments decreased approximately $5.4 million since December 31, 1998 and $2.9 million since March 31, 1998. Loans decreased approximately $2.4 million since December 31, 1998 and approximately $31.4 million since March 31, 1998. Earning asset levels in both the quarter and annual periods have been supported by corresponding growth patterns in deposits and short term borrowings over the same respective periods.

Regarding the loan portfolio, Company policy is to maintain a strategic asset mix wherein the loan portfolio represents approximately sixty-five percent (65%) of total assets. More specifically, the desired targeted mix within the loan portfolio is equally distributed among the commercial, consumer, and real estate loan categories.

Real estate loans represent the largest component of the Company's loan portfolio in terms of both number of loans and dollar volume. The majority of the real estate loans are of the one-to-four family residential nature.

Consumer loans represent the second largest category of the loan portfolio in terms of both number of loans and dollar volume. Automobile loans approximate 50% of the total consumer portfolio.

Commercial loans represent the smallest component of the Company's loan portfolio, but also the largest and most concentrated risks therein.

All classes of loans are subject to minimum acceptable underwriting standards regarding downpayment, term, equity, loan-to-value measures and collateral coverage, adequate cash flow and debt coverage, and credit history, among other things. The primary geographic focus for all categories of lending is the sixteen county market area in southern West Virginia, eastern Kentucky, and western Virginia that the Company has identified as its core market. As a point of fact, the overwhelming majority of the loans outstanding on both March 31, 1999, and 1998, respectively, for each loan portfolio category are to customers within this core market.

By definition, two major credit concentrations exist for the Company: (1) those delineated by loan category as a proportion of the Company's capital base, and
(2)that of a single industry concentration. Loan categories that exceed 25% of the Company's capital base are: (1) those secured by one-to-four family residences, (2) those secured by automobiles, (3) those secured by commercial real estate and equipment, and (4) those classified as unsecured consumer loans. The other type of concentration relates to the general overall reliance on the coal industry prevalent in the Company's core market area. Given the market area's dependence on this industry, avoidance of this type of concentration by the Company is neither likely nor practical.

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

Non-interest bearing deposits decreased approximately $2.8 million in the three months since December 31, 1998 and decreased $578 thousand in the twelve month period since March 31, 1998. Interest bearing deposits increased approximately $5.5 million and $40.2 million in the same respective periods of time. All depository subsidiaries of the Company have interest rate structures that offer returns that have been consistently competitive with other deposit products available in the market over these same time periods. This deposit pricing posture has helped the Company to insulate earnings from rising interest rate pressures. Short term borrowings decreased $7.3 million and $7.7 million over these same intervals of time. Factors contributing to these changes are the volatile nature of these types of funds (primarily tax deposits), an increasing placement of public funds in accounts of this nature, and the fact that, in the interest rate environment prevalent over the periods addressed, these types of accounts possess most of the negative features of money market accounts. Long term borrowings decreased approximately $419 thousand and $429 thousand in the three month and twelve month periods ended March 31, 1999. Other liabilities increased approximately $574 thousand and $1.2 million, respectively, over the same respective time periods.

Internal capital retention has allowed for equity growth of approximately $612 thousand in the first three months of 1999 and $2.1 million in the twelve month period ended March 31, 1999. Equity capital as a percentage of total assets was 9.93%, 9.78%, and 10.15% at March 31, 1999, December 31, 1998, and March 31,
1998, respectively. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 14.22% at March 31, 1999, and 14.54% at March 31, 1998. The percentage at December 31, 1998, was 13.77%.

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

The Private Securities Regulation Act of 1995 indicates the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by senior corporate management. Forward-looking statements are contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements involve risks and uncertainties, including changes in general economic conditions and the Company's (as well as third party) ability to effectively address the Year 2000 issues. Although the Company believes such forward-looking statements are reasonable, actual results may differ materially from the results discussed in these forward-looking statements.

YEAR 2000

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

The Company's Y2K project consists of five phases: Awareness, Assessment, Remediation, Validation, and Implementation. The Awareness phase began with the commencement of the Year 2000 project in late 1997 and the organization at that time of a Year 2000 task force comprised of senior management representing the major functional areas of the Company. Immediately, members of the task force began a process of updating the Board of Directors, management, and employees about issues relating to Y2K and the implications to the Company and its customers. As well, the task force met regularly to discuss Y2K issues and developments, participated in seminars and conference calls to stay attuned to Y2K developments, initiated contacts with third party vendors and service providers, and began the initial phase of assessing and taking inventory of the Company's own critical systems and hardware. By the end of 1997, the Company had largely completed its Awareness phase. However, the Company maintains an ongoing effort to keep its employees and customers current and informed on Y2K issues.

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

Most of the Company's major IT systems are contracted through major nationally prominant vendors and service providers. These providers represent some of the leading and most recognizable firms in the world in their respective lines of business. Most of the critical third party providers have indicated to the Company the capacity and resources to remediate, test, and implement Year 2000 issues. The Company has monitored the Y2K progress of these third party providers, both in conjunction with and independent of its own testing, and has determined that an acceptable level of progress has been achieved to date.

An integral part of the Company's operations concerns nontechnology or noninformation systems exposure, primarily facilities and equipment. Year 2000 nonreadiness could adversely affect availability of such basic utilities as telephone, gas, electrical service, transportation, heating, and cooling. The Company has completed an inventory of its facilities and has tested or plans to develop tests applicable equipment for Year 2000 compliance. Outside companies, primarily utilities, providing these services have indicated to the Company their own Year 2000 readiness and, to date, the Company is unaware of any noninformation system provider whose Year 2000 unreadiness would materially impact the Company's operations.

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

Since January of 1998, the Company incurred approximately $182 thousand in expenses relative to Y2K testing. An additional expense of $300 thousand is estimated for the additional testing, validation, and implementation for the remaining nine months in 1999. Additional purchases of equipment which is Y2K compliant and retirement of noncomplying equipment is not expected to have a material impact beyond normal course of business purchase and replacements. Actual capital expenditures related to such projects are estimated to be approximately $900 thousand. The expense of such purchases will be depreciated over the useful life of the equipment employing the present Company depreciation schedules. Retirement of noncompliant equipment will generate 1999 expense, although the amount is not anticipated to be material. The likelihood exists that the Company's third party providers will attempt to recover some of their own Y2K costs in the form of future price increases when the current contracts are renewed. Management's assessment is that the overall direct cost to the Company of compliance with Year 2000 issues will not be material.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income available for common share holders for the first quarter of 1998 was approximately $1.205 million, representing basic and diluted earnings per share applicable to common stock of $.30, versus $1.408 million, or $.35 per share for the same period in 1998. Basic and diluted earnings per share for the year ended December 31, 1998 was $1.24. Return on Average Assets was .89% and 1.08% for the three month periods ended March 31, 1999, and March 31, 1998, respectively. Return on Average Equity was 8.99% and 10.27% for the respective three month time periods and .92% for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Net interest income was $7.633 million for the three month period ended March 31, 1999 versus $7.315 million for the three month period ended March 31, 1998. The increase of approximately $318 thousand was a function of increasing volume in the Company's core business base and the Company managing the net interest margin of its core business base. Actual Net Interest Margin (net interest income divided by average earning assets) for the three months ended March 31, 1999 was 5.02% versus 5.15% for the same period in 1998. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the three months ended March 31, 1999 was approximately $73 thousand higher than for the same period in 1998. Net charge-off activity increased by approximately $75 thousand in the first quarter of 1999 over the first quarter of 1998. Net charge-offs approximated loan loss provision for the first quarter of both 1999 and 1998. Non-performing loans (nonaccrual loans plus restructured loans) approximated $4.478 million at March 31, 1999, versus $3.380 million at March 31, 1998. These levels represent approximately 1.23% and .83% of the gross loans outstanding for each respective period. The Company's ratio of allowance for loan losses to non-performing loans of 119.99% as of March 31, 1999. A similar calculation for the first quarter of 1998 produced a ratio of 162.10%. The ratio of allowance for loan losses to gross loans was 1.47% and 1.34% for the three month periods ended March 31, 1999, and March 31, 1998, respectively. The Company maintains an extremely aggressive position in dealing with the workout or liquidation of higher risk accounts. Management has determined that (1) there exists sufficient coverage in the loan loss reserve to absorb the effect of anticipated charge-offs without requiring any additional reserves and (2) on an ongoing basis, provisions to loan loss reserve will continue to be made to reflect any ongoing additional exposure to the loan portfolio. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known anticipated losses, and does not anticipate any further significant losses.

Non-interest income decreased $40 thousand during the first three months of 1999 when compared to the same period in 1998. Service fees and other fees generally increased in the current quarter due to a change in the service fee schedule implemented in late 1998 and normal business growth. Commission income declined approximately $18 thousand for the same three month period. Reduced commissions received for sales of credit insurance products was the major reason for the decrease. Other income declined approximately $91 thousand due mainly to the recognition of some large and nonrecurring gains in the first quarter of 1998.

Non-interest expenses increased $454 thousand for the first three months of 1999 over the same period in 1998. Data processing expenses were approximately $100 thousand higher in the first quarter of 1999 due to Y2K. Loan fees, mainly dealer fees, were approximately $107 thousand higher in the most recent quarter. Losses and writedowns on assets were approximately $104 thousand higher in the current quarter.

For the three month periods ended March 31, 1999 and March 31, 1998, respectively, net income taxes decreased $39 thousand. The effective income tax rate for the first three months of 1999 was 33.95% versus 32.11% for the first three months of 1998. These levels reflect changes in composition of the Company's earnings, favorable tax effects attributable to Matewan Bank FSB, and reorganization of some of the Company's subsidiaries to take advantage of some available tax saving opportunities. Net income after income taxes decreased $212 thousand for the three months ended March 31, 1999, over the same period for 1998. Earnings available to common shareholders decreased $205 thousand ($.05 per share) for the three months ended March 31, 1999 over the same period in 1998.

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

Analysis of the allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)

                                         Three months ended
Year-to-date amounts listed through     March 1,     March 31,
                                        --------     ---------
                                          1999         1998
                                          ----         ----

Balance at beginning of period         $6,574       $5,478


Loans charged-off                      (1,051)        (903)


Recoveries                                219          146

Provision for loan losses                 831          758
                                       ------       ------


Balance at the end of period           $6,573       $5,479
                                       ======       ======

Non-performing loans                   $5,478       $3,380

Ratio of net charge-offs to
average loans (annualized)               1.14%         .75%

Ratio of nonperforming loans to
gross loans                              1.23%         .83%

Ratio of nonperforming assets to
total assets                              .92%         .64%

Ratio of allowance for loan losses
to non-performing loans                119.99%      162.10%

Ratio of allowance for loan losses
to gross loans                           1.47%        1.34%


The level of loans classified as troubled, restructured debt was immaterial for either of the above periods.

                            MATEWAN BANCSHARES, INC.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 Financial Date Schedule

    Information included in EX-27 is incorporated herein by reference.

(b) The following reports on Form 8-K were filed in 1999 and are incorporated herein by reference.

    Form 8-K filed March 2, 1999.

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