Form 10-Q
period 1999-06-30
MATEWAN BANCSHARES INC
filed 1999-08-12
CIK 742246

                                  FORM - 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 1999
                         -------------

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

Common Stock, $1 Par Value - 4,125,004 shares June 30, 1999
-----------------------------------------------------------

                                 Matewan BancShares, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - June 30, 1999,
           December 31, 1998, and June 30, 1998
     Consolidated statements of income - Six months and three months ended June 30, 1999 and June 30, 1998
     Consolidated statement of changes in shareholders' equity for the six months ended June 30, 1999 and 1998
     Consolidated statements of cash flows for the six months ended
           June 30, 1999 and 1998
     Notes to consolidated financial statements

Item 2. Manangement's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                      June 30    December 31        June 30
                                      -------    -----------        -------
ASSETS                                   1999           1998           1998
                                         ----           ----           ----
Cash and due from banks              $ 23,571       $ 22,420       $ 24,731
Interest bearing deposits                 212         13,855         13,385
Federal funds sold                     31,905            485         16,670
                                     --------       --------       --------

 Cash and cash equivalents             55,688         36,760         54,786

Investment securities:
 Available-for-sale at
   fair value                          41,613         50,521         41,817
 Held-to-maturity at cost             126,910        111,976        112,542
  (Approximate fair value
   $123,912 at June 30, 1999;
   $112,495 at December 31, 1998;
   and $112,991 at June 30, 1998)

Loans - net                           438,299        441,830        434,981

Premises and equipment                 21,369         20,420         20,620

Accrued interest receivable
 and other assets                      22,834         22,127         21,495
                                     --------       --------       --------

TOTAL ASSETS                         $706,713       $683,634       $686,241
                                     ========       ========       ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                           June  December 31     June 30
                                           ----  -----------     -------
                                           1999         1998        1998
LIABILITIES AND                            ----         ----        ----
SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                 $ 86,476     $ 73,883    $ 83,439
  Interest bearing                      519,499      505,249     491,152
                                       --------     --------    --------
  TOTAL DEPOSITS                        605,975      579,132     574,591
Short-term borrowings:
  Repurchase agreements                  11,009       13,658      16,001
  FHLB advances                               0        5,000       5,000
  Other                                   3,701        1,262       5,303
                                       --------     --------    --------
  TOTAL SHORT TERM
  BORROWINGS                             14,710       19,920      26,304
Long-term Borrowings
  FHLB advances                           6,055        6,559       5,980
  Notes payable                           6,129        6,475       6,672
                                       --------     --------    --------
  TOTAL LONG TERM
  BORROWINGS                             12,184       13,034      12,652
Accrued interest payable
  and other liabilities                   5,829        4,661       6,503
                                       --------     --------    --------
TOTAL LIABILITIES                       638,698      616,747     620,050

SHAREHOLDERS' EQUITY
Preferred stock                             687          805         805
  $1 par value; 1,000,000
  shares authorized;  687,010
  issued as of June 30, 1999;
  804,600 issued as of December
  31, 1998; and 805,000 issued
  as of ($25 per share liquidation
  preference), including 187,242
  shares in treasury stock
Common Stock - $1 par value               4,200        4,052       4,052
  10,000,000 shares authorized;
  4,200,126 shares outstanding at
  June 30, 1999, including
  75,122 shares in treasury stock;
  4,052,514 shares outstanding at
  December 31, 1998 and June 30,
  1998, including 74,122 and
  62,722 shares in treasury stock
Surplus                                  38,769       38,799      38,799
Retained earnings                        31,144       29,616      28,394
Treasury stock                           (6,445)      (6,416)     (5,809)
Net unrealized gain(loss)
  on available-for-sale
  securities, net of
  deferred
  income taxes                             (340)          31         (50)
                                       --------     --------    --------
TOTAL SHAREHOLDERS' EQUITY               68,015       66,887      66,191
                                       --------     --------    --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $706,713     $683,634    $686,241
                                       ========     ========    ========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

                                Six months ended       Three months ended
                               -------------------     ------------------
                                      June 30,               June 30,
                                      --------               --------
                                   1999       1998         1999      1998
                               --------   --------     --------   -------
INTEREST INCOME
 Interest and fees on loans    $ 22,110   $ 21,663     $ 10,764   $11,093
 Interest and dividends
  on investment securities:
   Taxable                        4,555      4,701        2,326     2,355
   Tax-exempt                       209        223          104       111
 Other interest income              418        330          262       170
                               --------   --------     --------   -------
TOTAL INTEREST INCOME            27,292     26,917       13,456    13,729

INTEREST EXPENSE
 Deposits                        11,888     11,245        5,967     5,722
 Short-term borrowings              568        729          286       379
                               --------   --------     --------   -------
TOTAL INTEREST EXPENSE           12,456     11,974        6,253     6,101
                               --------   --------     --------   -------

NET INTEREST INCOME              14,836     14,943        7,203     7,628
PROVISION FOR LOAN LOSSES         1,669      1,516          838       758
                               --------   --------     --------   -------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES        13,167     13,427        6,365     6,870

OTHER INCOME
 Service fees                     2,127      1,942        1,025       989
 Other                               56        208           20        74
 Gain on sale of assets             534         77          530         0
 Commissions                        232        279          114       143
                               --------   --------     --------   -------
TOTAL OTHER INCOME                2,949      2,506        1,689     1,206

OTHER EXPENSES
 Salaries and employee
  benefits                        4,144      4,423        2,091     2,258
 Net occupancy                      671        695          329       367
 Equipment                          838        766          445       390
 Data Processing                    868        644          448       310
 Telephone                          439        433          202       202
 Marketing                          334        359          129       185
 Dealer fees                        518        422          247       258
 Goodwill & intangibles             498        539          253       264
 Legal & auditing                   354        257          236       137
 Contract labor                     296        151          116        46
 Losses on sales &
  writedowns                        394        262          148       120
 Local business & franchise
  taxes                             448        468          231       233
  Other                           1,745      1,548          862       841
                               --------   --------     --------   -------
TOTAL OTHER EXPENSE              11,547     10,967        5,737     5,611
                               --------   --------     --------   -------
INCOME BEFORE INCOME TAXES        4,569      4,966        2,317     2,465
APPLICABLE INCOME TAXES           1,550      1,603          786       800
                               --------   --------     --------   -------
NET INCOME                     $  3,019   $  3,363     $  1,531   $ 1,665
                               ========   ========     ========   =======

Preferred Stock Dividends      $    511   $    585     $    228   $   290
Earnings Applicable to
   Common Stock                $  2,508   $  2,778     $  1,303   $ 1,375
                               ========   ========     ========   =======
Per Share Earnings
 Applicable,
 Basic and Diluted                 $.62       $.70         $.32      $.35
                               ========   ========     ========   =======
Average common shares
 outstanding (thousands)          4,060      3,994        4,144     3,992
                               ========   ========     ========   =======
Dividends per common share         $.24       $.23         $.12      $.12
                               ========   ========     ========   =======

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (UNAUDITED) MATEWAN BANCSHARES, INC. AND SUBSIDIARIES

                                                                                                          Other
                                      Preferred       Common         Capital    Retained     Treasury  Comprehensive
                                          Stock        Stock         Surplus    Earnings        Stock     Income      Total
                                      ---------     --------        --------    --------     --------  -------------  -----
Balance December 31, 1997
 as previously reported                $    805     $  3,684        $ 29,773     $37,084      ($5,530)      ($53)     $65,763

Adjustment to reflect restatement
 of prior year earnings                       0            0               0      (1,157)           0          0       (1,157)
                                       --------     --------        --------     -------      -------      -----      -------

Restated balance January  1, 1998           805        3,684          29,773      35,927       (5,530)       (53)      64,606
Adjustment for effect of a
 10% common stock dividend                    0          368           9,026      (9,394)           0           0           0
                                       --------     --------        --------     -------      -------       -----      ------
                                            805        4,052          38,799      26,533       (5,530)        (53)     64,606
Comprehensive Income:
Net income                                    0            0               0       3,363            0           0       3,363
Other Comprehesive Income
net of tax:
 Unrealized losses on
  available-for-sale securities               0            0               0           0            0           3           3
                                                                                                                      -------
Comprehensive income                                                                                                    3,366

Dividends on Common Stock                     0            0               0        (911)           0           0        (911)
  ($.23 per share)

Treasury Stock Purchases                      0            0               0           0         (279)          0        (279)

Cash on fractional shares                     0            0               0          (6)           0           0          (6)

Dividends on Preferred Shares                 0            0               0        (585)           0           0        (585)
  ($.938 per share)                    --------     --------        --------     -------      -------       -----     -------

Balance June  30, 1998                     $805       $4,052         $38,799     $28,394      ($5,809)       ($50)    $66,191
                                        =======      =======        ========     =======      =======       =====     =======

                                                                                                          Other
                                      Preferred       Common         Capital    Retained     Treasury  Comprehensive
                                          Stock        Stock         Surplus    Earnings        Stock     Income         Total
                                      ---------     --------        --------    --------     --------  -------------     -----
Balance January 1, 1999                  $  805       $4,052         $38,799     $29,616      ($6,416)     $  31      $66,887

Comprehensive Income:
Net income                                    0            0               0       3,019            0          0        3,019
Other Comprehesive Income
net of tax:
  Unrealized losses on
  available-for-sale securities               0            0               0           0            0       (371)        (371)
                                                                                                                       ------
Comprehensive income                                                                                                    2,648
Conversion of Preferred Stock to
  Common Stock                             (118)         148             (30)          0            0          0            0

Treasury Stock Purchases                      0            0               0           0          (29)         0          (29)

Dividends on Common Stock                     0            0               0        (980)           0          0         (980)
  ($.24 per share)

Dividends on Preferred Shares                 0            0               0        (511)           0          0         (511)
  ($.938 per share)                       -----       ------         -------     -------      -------      -----      -------
Balance June 30, 1998                      $687       $4,200         $38,769     $31,144      ($6,445)     ($340)     $68,015
                                          =====       ======         =======     =======      =======      =====      =======

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

                                              For the six months ended
                                               June 30,      June 30,
                                                 1998          1997
                                             ------------  ------------
OPERATING ACTIVITIES

NET INCOME                                      $  3,019      $  3,363

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
 DEPRECIATION                                        654           666
 AMORTIZATION                                        620           585
 PROVISION FOR LOAN LOSSES                         1,669         1,516
 PROVISION FOR DEFERRED TAXES                          0             0
 GAIN ON SALE OF ASSETS                               (1)          (28)
 NET CHANGE IN ACCRUED INTEREST
  RECEIVABLE AND OTHER ASSETS                     (1,040)        2,671
 NET CHANGE IN ACCRUED INTEREST
  PAYABLE AND OTHER LIABILITIES                    1,168          (580)
                                                --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES          6,089         8,193

INVESTING ACTIVITIES

 PROCEEDS FROM SALES OF
  AVAILABLE-FOR-SALE SECURITIES                        0             0
 PROCEEDS FROM MATURITIES OF
  AVAILABLE-FOR-SALE SECURITIES                   15,866         6,982
 PROCEEDS FROM MATURITIES OF
  HELD-TO-MATURITY SECURITIES                     28,500        40,755
 PURCHASES OF AVAILABLE-FOR-SALE
  SECURITIES                                      (7,576)      (23,910)
 PURCHASES OF HELD-TO-MATURITY
  SECURITIES                                     (43,434)      (17,777)
 NET CHANGE IN LOANS                               1,862       (38,864)
 PURCHASES OF PREMISES
  AND EQUIPMENT                                   (1,913)       (1,080)
 PROCEEDS FROM SALE OF
  PREMISES AND EQUIPMENT                             283           375
                                                --------      --------
NET CASH USED IN INVESTING
ACTIVITIES                                        (6,412)      (33,519)

FINANCING ACTIVITIES

 NET CHANGE IN DEPOSITS                           26,843        39,317
 NET CHANGE IN SHORT-TERM
  BORROWINGS                                      (5,210)       (2,273)
 NET CHANGE IN LONG-TERM BORROWINGS                 (850)        4,491
 ACQUISITION OF TREASURY STOCK                       (29)         (279)
 CASH PAID ON FRACTIONAL SHARES                        0            (6)
 CASH DIVIDENDS PAID                              (1,503)       (1,505)
                                                --------      --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                              19,251        39,745
                                                --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS           18,928        14,419
CASH AND EQUIVALENTS AT BEGINNING OF YEAR         36,760        41,524
                                                --------      --------
CASH AND EQUIVALENTS AT END OF PERIOD           $ 55,688      $ 55,943
                                                ========      ========

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MATEWAN BANCSHARES, INC. AND SUBSIDIARIES
JUNE 30, 1999
(Dollars in thousands)

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

4. At June 30, 1999, the recorded investment in impaired loans under Statement No. 114 was $15.77 million (of which $5.47 million were on a nonaccrual basis). Included in this amount is $2.45 million of impaired loans for which the related allowance for credit losses is $991 thousand and $13.32 million of impaired loans that do not have a specific allowance for credit losses. The average recorded investment in impaired loans during the twelve month period ended June 30, 1999, approximated $16.39 million.

5. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying financial statements reflect Matewan BancShares, Inc. and its consolidated subsidiaries, The Matewan National Bank, Matewan Bank FSB, and Matewan Venture Fund, Inc. All intercompany balances and transactions have been eliminated in consolidation. During 1999, the Company discivered that prior year reconciliations of certain general ledger accounts were not done properly, and, as a result, certain amounts were not written off in those prior years, principally 1994. Accordingly, prior year financial statements have been restated. Retained earnings at January 1, 1998, as has been previously reported, has been reduced by $1.157 million.

6. On February 25, 1999, the Company entered into an Agreement and

Plan of Reorganization (Agreement) with BB&T Corporation (BB&T), a North Carolina corporation. Under the Agreement, the Company will merge into BB&T, with BB&T being the surviving company. At the effective time of the merger, each share of Company common and preferred stock issued and outstanding will be converted into the right to receive merger consideration. Based on BB&T's closing price on February 24, 1999, Company shareholders will receive .9333 shares of BB&T stock for each share of Company common stock and 1.166 shares of BB&T stock for each share of Company preferred stock. The merger is subject to the approval of the Company's shareholders and applicable regulatory authorities. The Company has granted BB&T the option, exercisable under certain circumstances, to purchase up to 19.9% of the Company's shares of common stock outstanding. On April 27, 1999, the Company and BB&T amended the Agreement. Under the amended Agreement, Company shareholders will receive .67 shares of BB&T common stock for each share of the Company's common stock and .8375 shares of BB&T common stock for each share of the Company's preferred stock. On July 27, 1999, the requisite majority of Company shareholders approved the merger agreement.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at June 30, 1999, have increased approximately $23.1 million since December 31, 1998, and $20.5 million since June 30, 1998. The Company experienced annualized growth in each time period of 6.8% and 3.0% percent, respectively. Deposits have increased approximately $26.8 million and $31.4 million and short term borrowings decreased approximately $5.2 million and $11.6 million over the same periods. Long term borrowings have decreased approximately $850 thousand and $468 thousand over the same respective intervals. Retained earnings increased approximately $1.5 million from December 31, 1998, to June 30, 1999, and approximately $2.8 million in the twelve month period ended June 30, 1998.

The asset structure of the Company's balance sheet at June 30, 1999, compared to December 31, 1998, and June 30, 1998, has changed, as far as overall composition. Cash and cash equivalents has increased approximately $18.9 million since December 31, 1998 and approximately $902 thousand since June 30, 1998. Investments increased $6.0 million since December 31, 1998 and $14.2 million since June 30, 1998. The proportion of the investment portfolio classified as available-for-sale on June 30, 1999, decreased to twenty-five percent (25%) compared to thirty-one percent (31%) on December 31, 1998 and twenty-seven percent (27%) on June 30, 1998. Loans have decreased approximately $3.5 million since December 31, 1998 and increased approximately $3.3 million since June 31, 1998. The second quarter 1999 decline was a function of the sale of the Company's $4.2 million credit card portfolio. Growth in earning assets compared to both prior periods has been funded predominantly by deposit growth. Both loan and core deposit growth that has taken place in both periods of time has been a function of growth in the Company's core market areas. Company deposit totals included approximately $20 million at June 30, 1999 and $15 million at June 30, 1998 in funds of a major commercial customer which would be characterized as short-term and nonrecurring in nature. Most of these deposits could be anticipated to leave the Company within thirty days of the respective financial statement period dates.

Regarding the loan portfolio, Company policy is to maintain a strategic asset mix wherein the loan portfolio represents approximately sixty-five percent (65%) of total assets. More specifically, the desired targeted mix within the loan portfolio is equally distributed among the commercial, consumer, and real estate loan categories. Real estate loans represent the largest component of the Company's loan portfolio. The majority of the real estate loans are of the one-to-four family residential nature. Consumer loans represent the second largest category of the loan portfolio. Automobile loans approximate 50% of the total consumer portfolio. Commercial loans represent the smallest component of the Company's loan portfolio. All classes of loans are subject to minimum acceptable underwriting standards regarding downpayment, term, equity, loan-to-value measures and collateral coverage, adequate cash flow and debt coverage, and credit history, among other things. The primary focus for all categories of lending is the sixteen county market area in southern West Virginia, eastern Kentucky, and western Virginia that the Company has identified as its core market. As a point of fact, the overwhelming majority of the loans outstanding on both June 30, 1999, and 1998, respectively, for each loan portfolio category are to customers within this core market.

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

Non-interest bearing deposits increased approximately $12.6 million in the six months since December 31, 1998 and increased $3.0 million in the twelve month period since June 30, 1998. Interest bearing deposits increased approximately $14.3 million and $28.3 million in the same respective periods of time. These increases include the amounts referenced earlier belonging to the large commercial customer that could be expected to leave the Company before the end of the next quarter. All depository subsidiaries of the Company have interest rate structures that offer returns that have been consistently competitive with other deposit products available in the market over these same time periods. This deposit pricing posture has helped the Company to insulate earnings from rising interest rate pressures. Short term borrowings decreased $5.2 million and $11.6 million over these same intervals of time. Factors contributing to these changes are the volatile nature of these types of funds (primarily tax deposits), an increasing placement of public funds in accounts of this nature, and the fact that, in the interest rate environment prevalent over the periods addressed, these types of accounts possess most of the negative features of money market accounts. Long term borrowings decreased approximately $850 thousand and $468 thousand in the six month and twelve month periods ended June 30, 1999. Other liabilities increased approximately $1.2 million and decreased $674 thousand, respectively, over the same respective time periods.

Internal capital retention has allowed for equity growth of approximately $1.1 million in the first half of 1999. Total equity capital experienced a $1.8 million increase in the twelve month period ended June 30, 1999. Equity capital as a percentage of total assets was 9.62%, 9.78%, and 9.80% at June 30, 1999, December 31, 1998, and June 30, 1998, respectively. The Company is now required to meet certain regulatory capital requirements for capital on a risk-adjusted basis. Risk adjustment allows for the inclusion of off-balance sheet items such as unused credit commitments, exclusion of certain no-risk assets, as well as inclusion of other factors that may cause additional risk to the Company. The Company's risk-weighted capital to risk-weighted asset percentage was 14.42% at June 30, 1999, and 13.97% at June 30, 1998. The percentage at December 31, 1998, was 13.77%.

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

As part of the ongoing Y2K readiness effort, the Company spent a good deal of time in the Assessment phase identifying its critical Information Technology
(IT) systems and determining what systems software, hardware, equipment, and critical components were noncompliant with respect to Y2K, determining replacement alternatives, and assessing the amount of expenditure involved. Included in this phase was an assessment of both the internal Y2K readiness and the ability of third party providers to remediate their own Y2K issues. During the Assessment phase, the Company determined the following general areas as most susceptible to Y2K issues: (i) major third party provider IT systems and peripheral hardware, (ii) internal IT systems and hardware, (iii) disruption to customer business, and (iv) Non IT systems and infrastructure, including data and voice communications, basic utilities, transportation, and physical plant. The Assessment phase, largely finalized by the second quarter of 1998, has been completed.

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

The Validation phase of the Y2K project began in July of 1998 when the Company and its major third party providers conducted testing on the core IT systems applications and related hardware. Applications related to loans, deposits, and general ledger have been tested and validated as compliant. Testing on secondary applications was completed by April of 1999 and largely validated by June of 1999. The Validation phase is expected to continue into the third quarter of 1999 with testing of more specific IT and non IT functions. Once validated, the Company and its third party providers will begin the Implementation phase. In the Implementation phase, remediated systems and applications will be fine-tuned and final programs put into service before January 1, 2000.

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

Interruption and disruption of customer services and business is another potential risk inherent in Y2K readiness. Among other things, the ability of major commercial customers and classes of credit customers to repay loans according to scheduled terms could be impaired, thereby increasing Company delinquency levels, nonperforming asset levels, and ultimatley loan loss reserve levels. Inability of customers to consummate such simple transactions as cashing checks or accessing an ATM could undermine the credibility of the Company as a viable financial service provider in its market areas. Part of the Company's Y2K action plan incorporates steps aimed at raising customer awareness of potential Year 2000 problems such as mass mailings, holding public information seminars, and providing Year 2000 information sheets in branch lobbies and drivethroughs. Moving beyond the simple education of its customer base, this plan has undertaken to identify Year 2000 vulnerability of its major credit and deposit customers. Customers above an established dollar threshhold have been contacted and provided questionaires to complete to determine Y2K readiness.

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

Since January of 1998, the Company incurred approximately $275 thousand in expenses relative to Y2K testing. An additional expense of $210 thousand is estimated for the additional testing, validation, and implementation for the remaining six months in 1999. Additional purchases of equipment which is Y2K compliant and retirement of noncomplying equipment is not expected to have a material impact beyond normal course of business purchase and replacements. Actual capital expenditures related to such projects are estimated to be approximately $900 thousand. The expense of such purchases will be depreciated over the useful life of the equipment employing the present Company depreciation schedules. Retirement of noncompliant equipment will generate 1999 expense, although the amount is not anticipated to be material. The likelihood exists that the Company's third party providers will attempt to recover some of their own Y2K costs in the form of future price increases when the current contracts are renewed. Management's assessment is that the overall direct cost to the Company of compliance with Year 2000 issues will not be material.

MATEWAN BANCSHARES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SUMMARY

Net income available for common share holders for the first six months of 1999 was approximately $2.508 million, representing basic and diluted earnings per share applicable to common stock of $.62, versus $2.778 million, or $.70 per share for the same period in 1998. For the quarters ending June 30, 1999 and 1998, the same earnings measures were $1.303 million and $1.375 million, respectively or $.32 per share and $.35 per share, basic and diluted. Basic and diluted earnings per share for the year ended December 31, 1998 was $1.24. Return on Average Assets was .89% and 1.06% for the six month periods ended June 30, 1999, and June 30, 1998, respectively. Similar return measures for the quarterly periods ended on those dates were .89% and 1.04%, respectively. Return on Average Assets for the year ended December 31, 1998, was .92%. Return on Average Equity was 9.11% and 10.45% for the respective six month time periods ended June 30, 1999 and June 30, 1998 and 9.33% for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Net interest income was $14.799 million for the six month period ended June 30, 1999 versus $14.943 million for the six month period ended June 30, 1998. Comparable levels for three month period ending the same dates were $7.203 million and $7.628 million. The decreases of approximately $144 thousand for the six month period and $425 for the quarter were a function of both decreasing volume in the Company's core loan base (including effects from sale of the credit card portfolio). Actual Net Interest Margin (net interest income divided by average earning assets) for the six months ended June 30, 1999 was 4.33% versus 5.22% for the same period in 1998. Net interest margin for the second quarter of 1998 was 3.64% compared to 5.29% for the second quarter of 1998. The Company continues to be liability sensitive and accordingly future increases in market interest rates would generally adversely impact net interest income, while decreases in market interest rates would generally have a positive impact.

The Company's provision for loan losses for the six months ended June 30, 1999 was approximately $153 thousand higher than for the same period in 1998. Net charge-off activity increased by approximately $745 thousand in the first half of 1999 over the first half of 1998. Non-performing loans (nonaccrual loans plus renegotiated loans) approximated $4.814 million at June 30, 1999, versus $5.456 million at June 30, 1998. These levels represent approximately 1.08% and 1.22% of the gross loans outstanding for each respective period. The Company's ratio of allowance for loan losses to non-performing loans of 123.16% as of June 30, 1999. A similar calculation for the first half of 1998 produced a ratio of 99.43%. The ratio of allowance for loan losses to gross loans was 1.33% and 1.23% for the six month periods ended June 30, 1999, and June 30, 1998, respectively. The Company maintains an extremely aggressive postition in dealing with the workout or liquidation of higher risk accounts. Management has determined that (1) there exists sufficient coverage in the loan loss reserve to absorb the effect of anticipated charge-offs without requiring any additional reserves and (2) on an ongoing basis, provisions to loan loss reserve will continue to be made to reflect any ongoing additional exposure to the loan portfolio. Management has analyzed and evaluated the condition of the loan portfolio, has made provision for known anticipated losses, and does not anticipate any further significant losses.

Non-interest income increased $443 thousand during the first six months of 1999 when compared to the same period in 1998. Service fees and other fees generally increased in the current half due to a change in the service fee schedule from the earlier period and normal business growth. Commission income declined approximately $47 thousand for the same six month period. Reduced commissions received for sales of credit insurance products was the major reason for the decrease. Gain on sale of assets increased approximately $457 thousand, largely due to the sale of the credit card portfolio. Other income declined approximately $152 thousand.

Non-interest expenses increased $580 thousand for the first six months of 1999 over the same period in 1998. Most increases for overhead-related expenses were a function of normal course of business operations.

For the six month periods ended June 30, 1999 and June 30, 1998, respectively, net income taxes decreased $53 thousand. The effective income tax rate for the first three months of 1998 was 33.92% versus 32.28% for the first half of 1998. These levels reflect changes in composition of the Company's earnings, favorable tax effects attributable to Matewan Bank FSB, and reorganization of some of the Company's subsidiaries to take advantage of some available tax saving opportunities. Net income after income taxes decreased $344 thousand for the six months ended June 30, 1999, over the same period for 1998. Earnings available to common shareholders decreased $270 thousand ($.08 per share) for the six months ended June 30, 1999 over the same period in 1998.

Analysis of the Allowance for Loan Losses (Unaudited)
MATEWAN BANCSHARES, INC AND SUBSIDIARIES
(Amounts listed in thousands)


                                         Six months ended
Year-to-date amounts listed through    June 30,   June 30,
                                       ---------  ---------
                                         1999       1998
                                       ---------  ---------
Balance at begining of period           $ 6,574    $ 5,478

Loans charged-off                        (2,720)    (1,895)

Recoveries                                  406        326

Provision for loan losses                 1,669      1,516
                                        -------    -------
Balance at the end of period             $5,929     $5,425
                                         ======     ======

Non-performing loans                    $ 4,813     $5,456

Ratio of net charge-offs to
average loans (annualized)                 1.05%       .77%

Ratio of nonperforming loans to
gross loans                                1.08%      1.22%

Ratio of nonperforming assets to
total assets                                .81%       .90%

Ratio of allowance for loan losses
to non-performing loans                  123.16%     99.43%

Ratio of allowance for loan losses
to gross loans                             1.33%      1.23%

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

                                          MATEWAN BANCSHARES, INC.
                                             (Registrant)



July 31, 1999                          By: /s/Dan R. Moore
                                          ------------------------
                                           Dan R. Moore
                                           Chairman of the Board
                                           of Directors and
                                           President


July 31, 1999                          By: /s/Lee M. Ellis
                                          ------------------------
                                           Lee M. Ellis
                                           Vice President & Chief
                                           Financial Officer